Form 10-Q
period 1996-03-31
NETWORK COMPUTING DEVICES INC
filed 1996-05-28
CIK 886138

This document consists of 16 pages, of which this is page number 1. The index to exhibits is located at page 15.


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                   ---------------

                                      FORM 10-Q
(Mark One)

    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the quarterly period ended March 31, 1996

                                          or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the transition period from       to
                                                   ------   ------

                           Commission file number: 0-20124


                           NETWORK COMPUTING DEVICES, INC.
                (Exact name of registrant as specified in its charter)


         California                                             77-0177255
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

              350 North Bernardo Avenue, Mountain View, California 94043
                (Address of principal executive offices and zip code)

                    Registrant's telephone number:  (415) 694-0650


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes      No  X
                                       ----    ----



The number of shares outstanding of the Registrant's Common Stock, $.01 par value, was 16,420,434 at April 30, 1996.

                           NETWORK COMPUTING DEVICES, INC.

                                        INDEX




         DESCRIPTION                                            PAGE NUMBER
- - ----------------------------------------------                  -----------

Cover Page                                                            1

Index                                                                 2

Part I:  Financial Information

    Item 1:   Financial Statements

         Condensed Consolidated Balance Sheets as of March 31,
              1996 and December 31, 1995                              3
         Condensed Consolidated Statements of Operations for the
              Three-Month Periods Ended March 31, 1996 and 1995       4
         Condensed Consolidated Statements of Cash Flows for the
              Three-Month Periods Ended March 31, 1996 and 1995       5
         Notes to Condensed Consolidated Financial Statements         6

    Item 2:   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                8

Part II: Other Information

    Item 1:   Legal Proceedings                                      15

    Item 6:   Exhibits and Reports on Form 8-K                       15

Signature                                                            16

                           NETWORK COMPUTING DEVICES, INC.

                            Part I:  Financial Information
                            Item 1.  Financial Statements

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)

                                        ASSETS
                                                     March 31,     December 31,
                                                       1996           1995
                                                    ----------     ------------
                                                    (unaudited)
Current assets:
  Cash and cash equivalents                           $ 16,865      $  13,364
  Short-term investments                                16,684         22,786
  Accounts receivable, net                              26,555         28,591
  Inventories                                           19,702         14,398
  Prepaid expenses and other                             8,065          6,863
                                                    ----------     ----------
Total current assets                                    87,871         86,002

Property and equipment, net                              6,673          6,749
Other assets                                             4,487          4,786
                                                    ----------     ----------
Total assets                                          $ 99,031      $  97,537
                                                    ----------     ----------
                                                    ----------     ----------


LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

  Accounts payable                                    $ 15,513      $  13,893
  Accrued expenses                                       7,076          7,429
  Current portion of capital lease obligations           1,108          1,246
  Income taxes payable                                   2,268          2,666
  Deferred revenue                                       3,465          3,298
                                                    ----------     ----------
Total current liabilities                               29,430         28,532

Long-term portion of capital lease obligations             756            991

Shareholders' equity:
  Undesignated preferred stock                              -              -
  Common stock                                          64,658         63,543
  Unrealized gain on available-for-sale securities           7             31
  Retained earnings                                      4,180          4,440
                                                    ----------     ----------
Total shareholders' equity                              68,845         68,014
                                                    ----------     ----------
Total liabilities and shareholders' equity            $ 99,031      $  97,537
                                                    ----------     ----------
                                                    ----------     ----------


                             See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited -- in thousands, except per share amounts)



                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1996           1995
                                                    -------        -------
Net revenues:
  Systems                                           $26,628        $32,599
  Software                                            3,811          4,929
                                                    -------        -------
Total net revenues                                   30,439         37,528
Cost of revenues:
  Systems                                            21,266         22,802
  Software                                              834            584
                                                    -------        -------
Total cost of revenues                               22,100         23,386
                                                    -------        -------
Gross profit                                          8,339         14,142
Operating expenses:
  Research and development                            4,120          3,019
  Marketing and selling                               9,557          8,946
  General and administrative                          2,509          1,982
                                                    -------        -------
Total operating expenses                             16,186         13,947
                                                    -------        -------

Operating income (loss)                              (7,847)           195
Other income, net                                       439            272
Gain on sale of product line                          6,959            --
                                                    -------        -------
Income (loss) before income taxes                      (449)           467
Provision for income taxes (income tax benefit)        (189)           163
                                                    -------        -------

Net income (loss)                                   $  (260)       $   304
                                                    -------        -------
                                                    -------        -------

Net income (loss) per share:
  Primary                                           $ (0.02)       $  0.02
                                                    -------        -------
                                                    -------        -------
  Fully diluted                                     $ (0.02)       $ (0.06)
                                                    -------        -------
                                                    -------        -------

Shares used in per share computations:
  Primary                                            16,260         16,575
                                                    -------        -------
                                                    -------        -------
  Fully diluted                                      16,260         17,079
                                                    -------        -------
                                                    -------        -------



                               See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited - in thousands)


                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                          1996           1995
                                                                     ----------     ----------
Cash flows from operations:
  Net income (loss)                                                    $   (260)      $    304
  Reconciliation to cash provided (used) by operations:
     Depreciation and amortization                                        1,090            681
     Gain on sale of product line                                        (6,959)            --
     Changes in:
        Accounts receivable, net                                          2,036          4,666
        Inventories                                                      (5,304)         2,226
        Prepaid expenses and other                                       (1,202)        (1,452)
        Accounts payable                                                  1,620         (3,806)
        Income taxes payable                                               (398)           118
        Accrued expenses                                                   (454)          (339)
        Deferred revenue                                                    167          2,906
                                                                     ----------     ----------
     Cash provided (used) by operations                                  (9,664)         5,304
     Cash flows from investing activities:
        Short-term investment, net                                        6,078         (2,143)
        Proceeds from sale of product line                                7,300             --
        Changes in other assets                                             109            119
        Property and equipment purchases                                 (1,064)          (835)
                                                                     ----------     ----------
     Cash provided (used) by investing activities                        12,423         (2,859)
     Cash flows from financing activities:
        Principal payments on capital lease obligations                    (373)          (317)
        Repurchases of stock                                                (80)          (564)
        Proceeds from issuance of stock, net of issuance costs            1,195             91
                                                                     ----------     ----------
     Cash provided (used) by financing activities                           742           (790)
     Increase in cash and equivalents                                     3,501          1,655
     Cash and equivalents:
        Beginning of period                                              13,364          7,407
                                                                     ----------     ----------
        End of period                                                  $ 16,865       $  9,062
                                                                     ----------     ----------
                                                                     ----------     ----------

     Noncash investing and financing activities:
       Property and equipment acquired under capital leases            $     --       $     59
                                                                     ----------     ----------
                                                                     ----------     ----------


                               See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the Company) furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The consolidated results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1996. Certain financial statement amounts from 1995 have been reclassified to conform with current year methods of presentation.

PER SHARE INFORMATION

Per share information is computed using the weighted average number of common and dilutive common equivalent shares outstanding. For primary and fully diluted earnings per share, common equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options (using the treasury stock method). For the first quarter of 1995, common equivalent shares were adjusted to assume that all financial performance objectives had been achieved, the maximum number of contingently issuable shares had been issued, and the maximum amount of cash contingently payable had been paid in connection with the Z-Code acquisition. In the second quarter of 1995, the Company determined that none of such shares or cash payments are issuable or payable. The effect of common equivalent shares is not included in earnings per share calculations during periods in which such effect would be antidilutive.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):


                                                   March 31,    December 31,
                                                     1996           1995
                                                  ---------      ---------

    Purchased components and sub-assemblies         $15,004        $ 9,548
    Work in process                                   1,419          1,814
    Finished goods                                    3,279          3,036
                                                  ---------      ---------
                                                    $19,702       $ 14,398
                                                  ---------      ---------
                                                  ---------      ---------



BUSINESS RESTRUCTURING

In the third quarter of 1995, the Company determined that it was appropriate to undertake a strategic restructuring plan to realign and consolidate its software businesses and reduce operating expenses, and intended to improve the operating performance of its X-Terminal, or "Systems," operations in reaction to intense competition and slowness in the X terminal market. The Company began implementing this plan during the third quarter of 1995, and has streamlined its Systems operations as a result, including the termination of approximately fifty employees associated with such operations.

                           NETWORK COMPUTING DEVICES, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS The plan's major components include:

    - modifying the method of manufacturing and materials management to a "build-to-order" paradigm in order to increase the efficiency with which the Company receives product orders and manufactures and delivers products to its customers;
    - phasing out X-Terminal products that were currently yielding, or were anticipated to yield, profit margins that did not meet certain minimum requirements of the Company;
    - reducing and consolidating facilities devoted to the conduct of the Systems business through a combination of sublease activities or negotiating early exits to existing lease agreements; and
    - reducing the number of employees engaged in Systems business activities to a level deemed to be essential to reengineer the business for improved operating performance.

A description of the types and amounts (in thousands) of accruals made for restructuring costs in 1995, and the cumulative amounts charged against such accruals, is presented below.

                                    Initial                         March 31,
                                    Amounts      Asset      Cash     1996
                                    Accrued   Write-offs  Payments  Balance
                                    -------   ----------  --------  ---------
  Reserve for the write-down of
     phase-out inventories          $2,706     ($2,706)   $     -   $     -
  Employee termination benefits      1,580           -     (1,009)      571
  Exiting facilities-related
     obligations                     2,256           -       (985)    1,271
  Asset impairment & other             996        (815)         -       181
                                   ----------------------------------------

  Total                             $7,538     ($3,521)   ($1,994)   $2,023
                                   ----------------------------------------
                                   ----------------------------------------



It is anticipated that the restructuring plan will continue through 1996.

INTEREST AND TAX PAYMENTS

Interest payments, primarily related to interest on capital lease liabilities, were $24,000 and $67,000 for the first three months of 1996 and 1995, respectively. Income tax payments were $34,000 for the first three months of 1995. There were no income tax payments for the first quarter of 1996.

                           NETWORK COMPUTING DEVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIS DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE, OPERATING RESULTS, PLANS AND OBJECTIVES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS."
The following discussion should be read in conjunction with the unaudited condensed consolidated interim financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's 1995 Annual Report on Form 10-K.
OVERVIEW
The Company designs, develops, manufactures and markets hardware and software products that provide information access to networks of heterogeneous computers. During 1995, the Company took various actions to reorganize the two basic components of its business into two separate business units: the Systems business, consisting of the Company's network computers and related software; and the Software business, consisting of its lines of PC connectivity software, electronic messaging software and, initially, its Mariner Internet access software. In addition, the Company took steps to consolidate the management and sales organizations of the geographically separated segments of its Software business and reoriented its software sales strategy toward the increased use of distributors, value added resellers ("VARs") and other resellers.
During the third quarter of 1995, the Company began implementing a plan to restructure its Systems business to improve its operating performance. The plan included substantial modifications to the Company's manufacturing processes, phasing out lower margin products, a reduction in the amount of leased space devoted to the conduct of the Systems business, and a reduction in the number of employees engaged in Systems business activities. During the third quarter of 1995, the Company recognized charges totaling $7.5 million for the implementation of this plan, which will continue into 1996. Included in these restructuring charges were amounts related to the severance of personnel, phase-out of certain products, and costs associated with the termination of lease obligations.
In 1994, the Company began the development of Mariner, an Internet access and navigation tool which it intended to market to large enterprises, as well as to original equipment manufacturers ("OEMs") and VARs. In January 1995, the Company entered into a software development and licensing agreement with AT&T to develop a custom version of Mariner for AT&T (the "AT&T Agreement").The AT&T Agreement provided for total minimum royalties of $15 million through 1998, and contemplated the development of additional Internet access products by NCD for license to AT&T. In September 1995, the AT&T Agreement was amended to provide that the additional products would not be developed and that NCD would be paid fees totaling $9 million through 1996 for development work completed at the time of the amendment and for a license to evaluate the Mariner product. In 1995, the Company recognized license fees totaling $6.8 million under the AT&T Agreement and received $500,000 in fees for non-recurring engineering costs that offset research and development expenses. In 1995, the Company also recognized revenues of $300,000 from customers other than AT&T related to the Mariner product line. The Company anticipates that approximately $1.7 million in additional revenues associated with the AT&T Agreement will be recognized in 1996. In light of the Company's inability to develop a long-term relationship with AT&T, as well as other changes in the Internet market, including the development of intense price competition among vendors of Internet access products, the Company in late 1995 determined to sell the Mariner product line and focus its attention on its core business of providing desktop information access solutions for network computing environments. In February 1996, the Company sold the Mariner product line to FTP Software, Inc. ("FTP") for $9.8 million. NCD paid FTP a one-time license fee of $2.5 million for the right to incorporate Mariner technology into future versions of NCD's hardware and software products. The net gain recognized on this transaction was $7.0 million.
In February 1994, the Company acquired all the outstanding stock of Z-Code Software Corp., a developer of electronic mail and messaging application products for open system environments. The Company's Z-mail electronic messaging product line is currently part of the Company's Software business unit. In light of disappointing recent operating results, intensifying competition in this market and other factors, the Company is evaluating various options including the sale or discontinuation of the Z-Mail product line.

                           NETWORK COMPUTING DEVICES, INC.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

Total net revenues for the first quarter of 1996 were $30.4 million, representing a decrease of 19% when compared with $37.5 million for the same period of 1995. The proportion of international revenues to total net revenues has remained relatively comparable for the periods presented.
Sales to Motorola, Inc. ("Motorola"), which is deemed to be a related party due to its ownership of approximately 9% of the Company's common stock, accounted for 6% and 7% of the Company's total net revenues in the first quarters of 1996 and 1995, respectively. Motorola is the Company's largest OEM customer and also purchases the Company's products as an end user customer. The Company does not have a long-term sales contract with Motorola, which purchases products on as as-needed basis to satisfy the requirements of its own customers as well as its internal requirements. The Company believes that sales to Motorola may decline further during 1996, but is unable to predict future levels of sales to Motorola over the longer term. Substantial reductions in such sales levels could have a material adverse effect on the Company's operating results in future periods.

SYSTEMS REVENUES

Systems revenues consist primarily of revenues from the sale of network computers, or X terminals, and to a lesser extent, revenues from the licensing of related network computing system software and the sale of customer support services. Systems revenues were $26.6 million for the first quarter of 1996, compared to $32.6 for the first quarter of 1995, and $26.5 million for the fourth quarter of 1995. The decline in Systems revenues from the first quarter of 1995 to the first quarter of 1996 was due to a combination of factors, including a decline in the overall market demand for network computer products during 1995, a decline in the average selling prices ("ASPs") of the Company's Systems products due to intense price competition, the introduction of lower-priced EXPLORA-Registered Trademark- network computers, and new product introductions by certain of the Company's competitors. The slight increase in Systems revenues between the fourth quarter of 1995 and the first quarter of 1996 was related to volume. However, the volume increases were substantially offset by lower ASPs due to changes in product mix reflecting increased sales of lower-priced Explora network computers. The ASPs of these product are significantly lower than the ASPs of the Company's other Systems products, and the proportion of EXPLORA units shipped to total units shipped increased significantly from the fourth quarter of 1995. The Company believes that this trend may continue in the future.

SOFTWARE REVENUES

Software revenues consisted primarily of revenues from the licensing of PC connectivity software and electronic mail and messaging software. Prior to the first quarter of 1996, Software revenues also included revenues from the development and licensing of the Company's Mariner Internet connectivity software (which product line was sold in the first quarter of 1996). Software revenues were $3.8 million for the first quarter of 1996, a decrease of 23% compared to the first quarter of 1995, and a decrease of 36% compared to the fourth quarter of 1995. The decline in software revenues between the first quarter of 1995 and the first quarter of 1996 was due to significant declines in shipments across all Software product lines. First quarter 1996 net revenues included $426,000 associated with the AT&T Agreement, while no revenues related to the AT&T Agreement were recognized during the first quarter of 1995. The Company anticipates that approximately $1.3 million in revenues associated with the AT&T Agreement will be recognized throughout the remainder of 1996.
Although unit shipments of Software products increased from the fourth quarter of 1995 to the first quarter of 1996, first quarter Software revenues declined due to a larger proportion of sales to OEMs, which generally carry lower ASPs. Revenues related to the Z-Mail electronic messaging product line, which the Company is contemplating selling or discontinuing, were $572,000 in the first quarter of 1996, a 51% decrease from the comparable quarter of 1995 and a 48% decrease from the fourth quarter of 1995. Exclusive of revenues related to the AT&T Agreement and the Mariner and Z-mail product lines, Software revenues would have declined by 25% compared to the first quarter of 1995 and increased by 36% compared to the fourth quarter of 1995.

GROSS MARGIN ON SYSTEMS REVENUES

The Company's gross profit margin on Systems revenues was 20%, 30% and 30% for the first quarter of 1996, and the first and fourth quarters of 1995, respectively. The decline in Systems gross margin was primarily due to heavier price discounting as a result of intense price competition, the increased sale of lower priced, lower-margin EXPLORA network computers, and increases in certain component costs. The Company expects Systems gross margins to continue to be affected by these factors during the balance of 1996.

                           NETWORK COMPUTING DEVICES, INC.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross profit margin on Software revenues was 78% for the first quarter of 1996, compared to 88% for the first quarter of 1995 and 87% for the fourth quarter of 1995, reflecting lower revenues taken over proportionately greater costs, primarily related to the amortization of capitalized software development costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $4.1 million and $3.0 million for the first quarters of 1996 and 1995, respectively. The increase represented increases in personnel and facilities costs for the Company's Software business units. Fourth quarter 1995 R&D expenses were $3.6 million. The increase from the fourth quarter of 1995 to the first quarter of 1996 was attributable to increases in the engineering staff for all Software product lines.
Approximately $525,000 of such expenses related to the Company's former Internet connectivity business unit that was sold during the first quarter of 1996, and the expenses incurred related to this business unit will not continue in the future. As a percentage of net revenues, R&D expenses increased to 14% for the first quarter of 1996 from 8% for the first quarter of 1995, reflecting the combined impact of increased spending and lower net revenues. The Company plans to continue investing in research and development in order to improve its competitive position in the market. However, the amount of such expenses may fluctuate in future periods.

MARKETING AND SELLING

Marketing and selling expenses were $9.6 million, $8.9 million, and $8.7 million for the first quarters of 1996 and 1995, and the fourth quarter of 1995, respectively. The increases in the first quarter of 1996 were primarily related to higher staffing costs associated with increased personnel and higher promotional costs. As a percentage of total net revenues, marketing and selling expenses were 31%, 24%, and 27% for the first quarters of 1996 and 1995, and the fourth quarter of 1995, respectively, reflecting the combined impact of increased spending and lower net revenues.

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses were $2.5 million and $2.0 million for the first quarters of 1996 and 1995, respectively, and $2.4 million for the fourth quarter of 1995. The increase from the fourth quarter of 1995 to the first quarter of 1996 were primarily related to the write-off in the first quarter of 1996 of a note receivable from a customer for approximately $450,000, which was partially offset by reductions in the use of outside consultants and a reduction in staffing costs. When compared to the first quarter of 1995, the increase in first quarter 1996 expenses was due primarily to the aforementioned write-off of a customer note receivable. As a percentage of net revenues, G&A expenses increased to 8% in the first quarter of 1996 from 5% in the first quarter of 1995, and 7% in the fourth quarter of 1995, and resulted from the combined impact of increased expenses and lower revenues.

OTHER INCOME

Other income includes interest income, net of interest expense. The increase in first quarter 1996 interest income, net, over first quarter 1995 was due primarily to lower interest expense incurred on declining capital lease obligation balances.

GAIN ON SALE OF PRODUCT LINE

The gain on the sale of the product line for the first quarter of 1996 represents the net gain recognized on the Company's sale of the Mariner product line.

INCOME TAXES

The Company recorded an income tax benefit during the first quarter of 1996 of $189,000 due to a loss incurred during that quarter. This compares to an income tax provision of $163,000 during the first quarter of 1995.

FINANCIAL CONDITION

Total assets as of March 31, 1996 increased by $1.5 million, or two percent, from December 31, 1995. The change in total assets principally reflects an increase in inventories of $5.3 million. The increase in inventories was partially offset by a decrease in accounts receivable of $2.0 million, and decreases in the combined balances of cash and short-term investments used for inventory purchases. Cash balances were positively affected by $7.3 million related to the sale of the Company's Mariner product line.

                           NETWORK COMPUTING DEVICES, INC.

Total liabilities as of March 31, 1996 increased by $0.7 million, or two percent, from December 31, 1995. The increase was primarily associated with higher accounts payable balances related to increased inventories, partially offset by slight decreases in accrued expenses and capital lease obligations.

LIQUIDITY

At March 31, 1996, the Company's primary sources of liquidity consisted of combined cash and equivalents and short-term investments totalling $33.5 million. The Company has a $7.0 million bank line of credit; however, as a result of its loss for the year ended December 31, 1995, the Company is in default under certain financial covenants in its agreement as of March 31, 1996, and accordingly, its line of credit was unavailable.
The Company believes that its existing sources of liquidity are sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

FUTURE PERFORMANCE AND RISK FACTORS

THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

EVOLVING NETWORK COMPUTING MARKET

The Company derives a majority of its revenues from the sale of network computer products, or X terminals, and related software. During the past several years, the Company and other manufacturers of network computing systems and products have experienced intense competition from alternative desktop computing products, particularly personal computers, which has slowed the growth and development of the network computing market. Until recently, the absence of X protocol support from Microsoft Corporation ("Microsoft"), combined with the proliferation of off-the-shelf Windows-based application software, constituted an obstacle to the expansion of the network computing model into Windows-based environments. The introduction of the Company's WinCenter Pro multi-user Windows application server software and new, lower-priced network computers have allowed the Company to offer network computing systems that provide users with access to
Windows applications, although sales of these new products have been limited to date. The Company's future success will depend in substantial part upon increased acceptance of the network computing model and the successful marketing of the Company's new network computing products. There can be no assurance that the Company's new network computing products will compete successfully with alternative desktop solutions or that the network computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for the Company's network computing products would have a material, adverse effect on the Company's business, operating results and financial condition. See "Item 1. Business - Industry Background" and "Business
- - - Markets and Applications" in the Company's Annual Report on Form 10-K for the
year ended December 31, 1995.

COMPETITION

The desktop computer and information access markets are characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the network computing market has intensified over the past several years, resulting in price reductions, reduced profit margins and the loss of the Company's leading market share position in the X terminal market. This competition has adversely affected the Company's operating results. In addition, intense competition from alternative desktop computing products, particularly personal computers, has resulted in a reduction in demand for X terminal products. The Company expects this intense competition to continue and there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. The Company's software products also face substantial competition from software vendors that offer similar products, including several large software companies. See "ltem 1. Business - Competition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                           NETWORK COMPUTING DEVICES, INC.

FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have varied significantly, particularly on a quarterly basis, as a result of a number of factors, including general economic conditions affecting industry demand for computer products, the timing and market acceptance of new product introductions by the Company and its competitors, the timing of significant orders from and shipments to large customers, periodic changes in product pricing and discounting due to competitive factors, and the availability and pricing of key components, such as video monitors, integrated circuits and electronic sub-assemblies, some of which require substantial order lead times. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing and introducing new products, its product and customer mix, the level of competition which it experiences and its ability to develop and maintain strategic business alliances. In addition, the Company operates with a relatively small backlog. Revenues and operating results therefore generally depend on the volume and timing of orders received which are difficult to forecast and which may occur disproportionately during any given quarter or year. The Company's expense levels are based in part on its forecast of future revenues. If revenues are below expectations, the Company's operating results may be adversely affected. The Company has experienced an increasingly disproportionate amount of shipments occurring in the last month of its fiscal quarters. This trend increases the risk of material quarter-to-quarter fluctuations in the Company's revenues and operating results. In the past, the Company has experienced reduced orders during the first and third quarters due to buying patterns common in the computer industry. In addition, sales in Europe have been adversely affected in the third calendar quarter, when many European customers reduce their business activities.

NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS

The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future results will depend to a considerable extent on its ability to continuously develop, introduce and deliver in quantity new hardware and software products that offer its customers enhanced performance at competitive prices. The development and introduction of new products is a complex and uncertain process requiring substantial financial resources and high levels of innovation, accurate anticipation of technological and market trends and the successful and timely completion of product development. Once a hardware product is developed, the Company must rapidly bring it into volume production, a process that requires accurate forecasting of customer requirements in order to achieve acceptable manufacturing costs. The introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruption to customer ordering patterns, avoid excessive levels of older product inventories and insure that adequate supplies of new products can be delivered to meet customer demand. As the Company is continuously engaged in this product development and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis. The inability to finance important research and development projects, delays in the introduction of new and enhanced products, the failure of such products to gain market acceptance, or problems associated with new product transitions could adversely affect the Company's operating results. See "Item 1. Business - Industry Background" and "Business - Research and Development" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RELIANCE ON INDEPENDENT DISTRIBUTORS AND RESELLERS

 The Company relies substantially on independent distributors and resellers for the marketing and distribution of its products, particularly its Software products. During 1995, the Company consolidated its Software sales operations by creating a single organization devoted to the sale of the Company's PC connectivity and messaging software and re-oriented its Software sales strategy toward the increased use of distributors, VARs and other resellers. In late 1995 and early 1996, the Company has experienced significant returns of its Software products from its distributors. There can be no assurance that the Company will not continue to experience similar problems. In addition, there can be no assurance that the Company's distributors and resellers will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of the Company's competitors. A reduction in sales effort or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales and could adversely affect the Company's operating results. In addition, there can be no assurance as to the continued viability or the financial stability of the Company's distributors and resellers, the Company's ability to retain its existing distributors and resellers or the Company's ability to add distributors and resellers in the future. See "Item 1. Business - Marketing and Sales" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                           NETWORK COMPUTING DEVICES, INC.

RELIANCE ON INDEPENDENT CONTRACTORS

The Company relies on independent contractors for virtually all of the sub-assembly of the Company's network computer products. The Company's reliance on these independent contractors limits its control over delivery schedules, quality assurance and product costs. In addition, a number of the Company's independent suppliers are located abroad. The Company's reliance on these foreign suppliers subjects the Company to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. The Company currently obtains all of the sub-assemblies used for its network computer products (consisting of all major components except monitors and cables) from a single supplier located in Thailand. Any significant interruption in the supply of sub-assemblies from this contractor would have a material adverse effect on the Company's business and operating results. Disruptions in the provision of components by the Company's other suppliers, or other events that would require the Company to seek alternate sources of supply, could also lead to supply constraints or delays in delivery of the Company's products and adversely affect its operating results. The operations of certain of the Company's foreign suppliers were briefly disrupted during 1992 due to political instability in Thailand. See "Item. 1. Business - Manufacturing and Supplies" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

INTERNATIONAL SALES

A majority of the Company's international sales are denominated in U.S. dollars, and an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in those markets. Over the past two years, a significant portion of international revenues have been derived from sales to a customer in the United Kingdom that have been denominated in pound sterling and sales denominated in foreign currencies may increase in the future. These sales are subject to exchange rate fluctuations which could affect the Company's operating results negatively or positively, depending on the value of the U.S. dollar against the other currency. Where the Company believes foreign currency-denominated sales could pose significant exposure to exchange rate fluctuations, the Company acquires forward exchange contracts in an effort to reduce such exposure. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations and managing accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant degree upon the continuing contributions of its senior management and other key employees. Recently, Robert
G. Gilbertson was appointed to the position of President and Chief Executive Officer of the Company. Moreover, partially as a consequence of the restructuring of its business in 1995, the Company has experienced significant turnover of management personnel, particularly in its finance, procurement, manufacturing, and sales organizations. The Company believes that its future success will also depend in large part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results or financial condition.

                           NETWORK COMPUTING DEVICES, INC.

VOLATILITY OF STOCK PRICE

The market price of the Company's common stock has fluctuated significantly over the past several years and is subject to material fluctuations in the future in response to announcements concerning the Company or its competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, general conditions in the computer industry, developments in the financial markets and other factors. In particular, shortfalls in the Company's quarterly operating results from historical levels or from levels forecast by securities analysts could have an adverse effect on the trading price of the common stock. The Company may not be able to quantify such a quarterly shortfall until the end of the quarter, which could result in an immediate and adverse effect on the common stock price. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for technology companies and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of the Company's common stock.

                           NETWORK COMPUTING DEVICES, INC.

                             PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a description of litigation pending against the Company and certain of its officers and directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

    Exhibit 10.41 Asset Purchase Agreement dated February 20, 1996 by and between the Registrant and FTP Software, Inc.

    Exhibit 11.1 Statement Regarding Computation of Shares Used in Earnings per Share Computations.

    Exhibit 27     Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the three-month period ended March 31, 1996.

                           NETWORK COMPUTING DEVICES, INC.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Network Computing Devices, Inc.
                                     (Registrant)

Date:  May 28, 1996

                             By:


                                   /s/ JACK A. BRADLEY
                             ---------------------------------------------
                             Jack A. Bradley
                             Vice President - Finance and Chief Financial
                             Officer (Duly Authorized and Principal Financial and Accounting Officer)