Form 10-K/A
period 1995-12-31
NETWORK COMPUTING DEVICES INC
filed 1996-07-03
CIK 886138

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended DECEMBER 31, 1995


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ____________________ to ____________________

                           Commission File Number: 0-20124

                           NETWORK COMPUTING DEVICES, INC.
                (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                  77-0177255
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

             350 NORTH BERNARDO AVENUE, MOUNTAIN VIEW, CALIFORNIA  94043
                 (Address of principal executive offices) (Zip code)


                                    (415) 694-0650
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:  None

             Securities registered pursuant to Section 12(g) of the Act:

                              COMMON STOCK, NO PAR VALUE
                                   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES [ ]          NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, based upon the closing sale price of the Common Stock on March 29, 1996, as reported on the Nasdaq National Market System, was approximately $57,320,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 1996, 16,396,525 shares of registrant's Common Stock were outstanding.

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

    The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth in the pages attached hereto:


                                        PART I

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE, OPERATING RESULTS, PLANS AND OBJECTIVES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS."

OVERVIEW

    The Company designs, develops, manufactures and markets hardware and software products that provide information access to networks of heterogeneous computers. During 1995, the Company took various actions to reorganize the two basic components of its business into two separate business units: the Systems business, consisting of the Company's network computers and related software; and the Software business, consisting of its lines of PC connectivity software, electronic messaging software and, initially, its Mariner Internet access software. In addition, the Company took steps to consolidate the management and sales organizations of the geographically separated segments of its Software business and reoriented its software sales strategy toward the increased use of distributors, VARs and other resellers.

    During the third quarter of 1995, the Company began implementing a plan to restructure its Systems business to reduce operating expenses and improve its operating performance. The plan included substantial modifications to the Company's manufacturing processes, phasing out lower margin products, a reduction in the amount of leased space devoted to the conduct of the Systems business and a reduction in the number of employees engaged in Systems business activities. During the third quarter of 1995, the Company recognized charges totalling $7.5 million relating to the implementation of this plan, which will continue into 1996. Included in these restructuring charges were amounts related to the severance of personnel, phase out of certain products and costs associated with the termination of lease obligations. The charges associated with the restructuring of the Systems business resulted in operating losses for the quarter ended September 30, 1995 and for the year ended December 31, 1995.

    In 1994, the Company began the development of Mariner, an Internet access and navigation tool which it intended to market to large enterprises, as well as to OEMs and VARs. In January 1995, the Company entered into a software development and licensing agreement with AT&T to develop a custom version of Mariner for AT&T (the "AT&T Agreement"). See "Item 1. Business -- Recent Developments." In 1995, the Company recognized license fees totalling $6.8 million under the AT&T Agreement and received $500,000 in fees for non-recurring engineering costs that offset research and development expenses. In 1995, the Company also recognized revenues of $300,000 from customers other than AT&T related to the Mariner product line. The Company anticipates that approximately $1.7 million in additional revenues associated with the AT&T Agreement will be recognized in 1996. In light of the Company's inability to develop a long-term relationship with AT&T, as well as other changes in the Internet market, including the development of intense price competition among vendors of Internet access products, the Company in late 1995 determined to sell the Mariner product line and focus its attention on its core business of providing desktop information access solutions for network computing environments. In
February 1996, the Company sold the Mariner product line to FTP for $9.8 million. NCD paid FTP a one-time license fee of $2.5 million for the right to incorporate Mariner technology into future versions of NCD's hardware and software products.

    In February 1994, the Company acquired all of the outstanding stock of Z-Code Software Corp. ("Z-Code"), a developer of electronic mail and messaging application products for open systems environments across heterogeneous computing architectures, operating systems and networks. Z-Code currently operates as a part of the Company's Software business unit, and its operating results have been included in the Company's consolidated financial statements from the date of acquisition. The initial consideration for the acquisition was approximately $3.2 million in cash and 3,000,000 shares of the Company's Common Stock (including approximately 269,000 shares issuable upon the exercise of options). Of these shares, approximately 1,183,000 (the "Performance Shares") were held in escrow and subject to release in whole or in part upon the achievement of certain financial performance objectives over a 15-month period that ended in the second quarter of 1995. Additional cash of up to $3.2 million was contingently payable based on the achievement of these objectives. In July 1994, the Company repurchased 1,361,802 shares of its Common Stock from the former principal shareholder of Z-Code for approximately $5.0 million and paid approximately $2.5 million for his contingent rights to an additional 1,041,378 Performance Shares that were held in escrow as well as his contingent right to receive up to approximately $2.5 million in cash. In the second quarter of 1995, the Company determined that the performance objectives had not been achieved and that, accordingly, none of the remaining Performance Shares or contingent cash payments are issuable or payable. In light of disappointing recent operating results, intensifying competition in this market and other factors, the Company is evaluating various options including the sale or discontinuation of the Z-Mail product line. See "Item 1. Business -- Recent Developments."

    On January 31, 1996, the Company issued a press release reporting its operating results for the fourth quarter and year ended December 31, 1995.
Later in the first quarter, the Company accepted returns of several large product orders from certain distributors of its software products. In connection with these product returns, the Company undertook a detailed review of the sales documentation related to these and other software orders. As a result of this review, the Company concluded that the Company's financial statements for the year ended December 31, 1995 would be adjusted to reduce Software revenues by $2.7 million from revenues as originally reported on January 31, 1996. Of this amount, $1.4 million represents an adjustment to fourth quarter revenues. In addition, the Company concluded that revenues for the second quarter of 1995 would be restated to reduce Software revenues by $500,000 from revenues as originally reported in July 1995, and revenues for the third quarter would be restated to reduce Software revenues by $753,000 from revenues as originally reported in October 1995. The second quarter restatement and most of the fourth quarter adjustment related to the Company's Z-Mail electronic messaging software, while the third quarter restatement related primarily to the Company's PC connectivity software. The effect of this adjustment and restatements was to decrease second quarter net income from $440,000, or $0.03 per share, as originally reported, to $85,000, or $0.00 per share, to increase third quarter net loss from $4.2 million, or $0.26 per share, as originally reported, to $4.7 million, or $0.30 per share, to decrease fourth quarter net income from $1.1 million, or $0.07 per share, as originally reported, to $301,000, or $0.02 per share, and to increase the Company's net loss for the year ended December 31, 1995 from $2.3 million, or $0.15 per share, as originally reported, to $4.0 million, or $0.25 per share.

RESULTS OF OPERATIONS

    The following table sets forth certain items in the Company's consolidated statements of operations as a percentage of net revenues for the periods indicated. Figures are rounded to the nearest whole percentage, and line items presenting subtotal and total percentages may therefore differ, due to rounding, from the sum of the percentages for each line item.


                                                      Year Ended December 31,
                                                     --------------------------
                                                     1995      1994      1993
                                                     ------    ------    ------
Net revenues:
 Systems . . . . . . . . . . . . . . . . . . . . . .   81%       89%       94%
 Software. . . . . . . . . . . . . . . . . . . . . .   19        11         6
                                                     ------    ------    ------
       Total net revenues. . . . . . . . . . . . . .  100       100       100
                                                     ------    ------    ------

Cost of revenues:
 Systems . . . . . . . . . . . . . . . . . . . . . .   60        65        62
 Software. . . . . . . . . . . . . . . . . . . . . .    2         1         1
                                                     ------    ------    ------
       Total cost of revenues. . . . . . . . . . . .   62        67        63
                                                     ------    ------    ------
Gross profit . . . . . . . . . . . . . . . . . . . .   38        33        37
                                                     ------    ------    ------
Operating expenses:
 Research and development. . . . . . . . . . . . . .    9         7         5
 Marketing and selling . . . . . . . . . . . . . . .   25        22        18
 General and administrative. . . . . . . . . . . . .    6         4         4
 Charge for acquired in-process research
  and development. . . . . . . . . . . . . . . . . .   --        11        --
 Charge for business restructuring . . . . . . . . .    3        --        --
                                                     ------    ------    ------
       Total operating expenses. . . . . . . . . . .   43        43        28
                                                     ------    ------    ------
Operating income (loss). . . . . . . . . . . . . . .   (5)      (10)        9

Other income, net. . . . . . . . . . . . . . . . . .    1         5         1
                                                     ------    ------    ------

Income (loss) before income taxes. . . . . . . . . .   (4)       (5)       10

Provision for income taxes (income tax benefit). . .   (1)        2         4
                                                     ------    ------    ------

Net income (loss). . . . . . . . . . . . . . . . . .   (3)%      (7)%      6%
                                                     ------    ------    ------
                                                     ------    ------    ------

    TOTAL NET REVENUES

    Total net revenues were $139 million in 1995, representing a decrease of 13% compared with $161 million in 1994. Total net revenues for 1994 increased by 12% compared to $144 million in 1993.

    Sales to Motorola, Inc. ("Motorola"), which is deemed a related party due to its ownership of approximately 10% of the Company's Common Stock, accounted for 7%, 9% and 9% of total net revenues in 1995, 1994 and 1993, respectively. Motorola is the Company's largest OEM customer and also purchases the Company's products as an end user customer. The reduction in sales to Motorola accounted for 19% of the decrease in total net revenues in 1995. The Company does not have a long-term sales contract with Motorola, which purchases products on an as-needed basis to satisfy the requirements of its own customers as well as its internal requirements. The Company believes that sales to Motorola will decline further during 1996, but is unable to predict future levels of sales to Motorola over the longer term. Substantial reductions in such sales levels could have a material adverse effect on the Company's operating results in future periods.

    International sales (sales to customers outside North America) accounted for 33%, 31% and 28% of net revenues for 1995, 1994 and 1993, respectively. International sales declined by $4.2 million (8%) from 1994 to 1995, principally reflecting lower Systems sales in Europe. International sales increased by $10.1 Million (25%) from 1993 to 1994, primarily due to several large sales of X terminals to Barclays Bank, which accounted for 8% of total net revenues for 1994, compared to 1% in 1993. The Company expects that international sales will continue to represent a significant portion of total net revenues.

    SYSTEMS REVENUES

    Systems revenues consist primarily of revenues from the sale of network computers, or X terminals, and, to a lesser extent, revenues from the licensing of related network computing system software and the sale of customer support services. Systems revenues were $112 million for 1995, compared to $144 million for 1994 and $135 million for 1993. The 22% decline in Systems revenues from 1994 to 1995 was due to a combination of factors, including a decline in the overall market demand for X terminal products during 1995, a decline in the average selling prices of the Company's products due to intense price competition, the introduction of lower-priced Explora network computers, and new product introductions by certain of the Company's competitors. In addition, Systems revenues were adversely affected by product transition difficulties related to the introduction of the Explora product line in the fourth quarter of 1995, including the loss of sales of some older products due to inventory shortages. Systems revenues increased by 6% from 1993 to 1994, primarily due to large shipments to several end-user customers, which accounted for approximately 24% of total net revenues for the year. The introduction of new network computer products also contributed to the growth in Systems revenues during 1994. The Company's HMX product line, the first color X terminal based on 64-bit RISC architecture, was introduced late in 1994 and contributed approximately 4% of total net revenues for the year.

    SOFTWARE REVENUES

    Software revenues consist primarily of revenues from the development and licensing of PC connectivity software, electronic mail and messaging software, and Internet connectivity software. Software revenues were $27 million for 1995, representing an increase of 57% compared to 1994. Software revenues for 1994 increased by 87% compared to 1993. The Company recorded revenue growth in 1995 in both its PC connectivity and Z-Mail electronic messaging product lines. However, the growth in total Software revenues was primarily associated with the AT&T Agreement entered into in January 1995. Net revenues related to the AT&T Agreement, and other revenues related to the Mariner product line, totalled $7.1 million in 1995. Revenues related to the Z-Mail product line, which the Company is contemplating selling or discontinuing, were $5.1 million in 1995. Exclusive of revenues related to the Mariner and Z-Mail product lines, Software revenues for 1995 would have increased by 8% over 1994. Among the factors adversely affecting Software revenues in 1995 were the introduction of new products by competitors, delays in the Company's new product introductions and longer sales cycles.
These factors particularly affected fourth quarter Software revenues which (exclusive of AT&T-related revenues) declined to $4.0 million from $5.8 million in the third quarter. Software revenues increased in 1994 over 1993 primarily due to a new version of PC-Xware, the Company's PC-UNIX integration software, which was introduced in July 1994, as well as the addition of revenues from Z-Mail products subsequent to the Z-Code acquisition in February 1994.

    GROSS MARGIN ON SYSTEMS REVENUES

    The Company's gross profit margin on Systems revenues was 26%, 27% and 34% for the years ended December 31, 1995, 1994 and 1993, respectively. The decline in Systems gross margin from 1994 to 1995 was primarily due to a $2.7 million charge to cost of revenues associated with the restructuring of the Systems business. This charge related to products in inventory that are being phased out as part of the restructuring. Exclusive of this charge, Systems gross margin would have been 28% for 1995. Systems gross margins were adversely affected by intense price competition, the introduction of the lower priced, lower-margin Explora network computers and increases in certain component costs. The Company expects Systems gross margins to continue to be affected by these factors in 1996. The decline in Systems gross margin from 1993 to 1994 was principally due to aggressive pricing policies on X terminal products in response to increasingly intense competition, both from other X terminal vendors and from providers of alternative desktop solutions and, to a lesser degree, increased manufacturing costs.

    GROSS MARGIN ON SOFTWARE REVENUES

    The Company's gross profit margin on Software revenues was 88%, 86% and 75% for the years ended December 31, 1995, 1994 and 1993, respectively. The improvement in Software gross margin from 1994 to 1995 was due to the relatively higher margin revenues related to the AT&T Agreement. The increase in Software gross margin from 1993 to 1994 reflected the efficiencies associated with the substantial increase in Software revenues.

    RESEARCH AND DEVELOPMENT

    Research and development ("R&D") expenses were $13.1 million, $10.5 million and $7.9 million for the years ended December 31, 1995, 1994 and 1993, respectively. The increases were primarily attributable to increased Software product development efforts and reflect the inclusion of the R&D expenses of the Company's Z-Mail business following the Z-Code acquisition in February 1994. Included in R&D expenses in 1995 was $2.1 million in costs and expenses associated with the AT&T Agreement and the commercialization of the Mariner product line. The increase in Software R&D expenses was partially offset by the capitalization of certain costs incurred in the development of new e-mail products, including Z-Mail for Windows and Macintosh, and new versions of PC-Xware and NCDware. These capitalized costs were $686,000, $945,000 and $324,000 in 1995, 1994 and 1993, respectively. The increase in R&D expenses in 1994 was also due in part to additions to the engineering staff of the Systems business. As a percentage of net revenues, R&D expenses were 9%, 7% and 5%, for the years ended December 31, 1995, 1994 and 1993, respectively, reflecting the combined impact of increased spending over the three-year period and lower net revenues in 1995. The Company plans to continue investing in research and development in order to improve its competitive position in the market.
However, the amount of such expenses may fluctuate in future periods.

    MARKETING AND SELLING

    Marketing and selling expenses were $34.1 million, $34.7 million and $26.1 million for the years ended December 31, 1995, 1994 and 1993, respectively. The decrease from 1994 to 1995 was primarily related to lower payroll costs associated with reduced permanent and contract personnel, in addition to lower costs associated with commissions and other performance-related compensation. The increase from 1993 to 1994 was largely due to an increased emphasis on selling and marketing programs during 1994, which included an increase in the staffing of the Company's sales and sales support organizations, the addition of expenses related to the Z-Mail product line beginning in February 1994 and higher commission expense related to higher sales volumes. As a percentage of total net revenues, marketing and selling spending was 25%, 22% and 18%, for the years ended December 31, 1995, 1994 and 1993, respectively.

    GENERAL AND ADMINISTRATIVE

    General and administrative ("G&A") expenses were $8.5 million, $6.7 million and $5.9 million, for the years ended December 31, 1995, 1994 and 1993, respectively. The increase from 1994 to 1995 was primarily related to higher consulting costs and compensation expenses. As a percentage of net revenues, G&A spending was 6%, 4% and 4%, for the years ended December 31, 1995, 1994 and 1993, respectively, reflecting the combined impact of increased spending over the three-year period and lower net revenues in 1995.

    CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with the Company's acquisition of Z-Code in February 1994, approximately $15.0 million of the initial consideration was allocated to the value of in-process research and development. This in-process research and development had not achieved technological feasibility at the time of the acquisition and, therefore, did not qualify for capitalization under generally accepted accounting principles. Accordingly, the portion of the purchase price allocated to the value of in-process research and development was charged to operations in the first quarter of 1994. Substantially all of the $5.0 million paid to the former principal shareholder of Z-Code in July 1994 in exchange for his contingent stock and cash rights was also allocated to the in-process research and development acquired in the Z-Code acquisition and charged to operations in the third quarter of 1994.

    NET INTEREST INCOME

    Interest income net of interest expense was $1.4 million, $0.9 million and $0.9 million for 1995, 1994 and 1993, respectively. The increase from 1994 to 1995 was primarily due to higher interest income generated by higher average cash balances in addition to slightly lower interest expense related to declining capital lease obligations. The modest increase from 1993 to 1994 was due to reduced interest expense on declining capital lease obligations which was partially offset by lower interest income earned on lower average cash balances.

    OTHER INCOME

    Other income includes non-operating income, net of non-operating expense. Other income in 1994 consisted primarily of gains realized on the Company's sale of all of its shares of NetManage, Inc. common stock in an underwritten public offering in February 1994.

    INCOME TAXES AND INCOME TAX BENEFIT

    The Company recognized an income tax benefit on net losses before income taxes during the year ended December 31, 1995. This compares to a provision for income taxes during 1994. The provision for income taxes was made, despite a pre-tax loss, as a result of the charges for in-process research and development associated with the Z-Code acquisition. Since the acquisition was a tax-free reorganization, the related charges were not deductible for income tax purposes. The tax provision rate for the year ended December 31, 1993 was 37%.

    OPERATING INCOME (LOSS)

    The Company's Systems business accounted for an operating loss of $7.2 million in 1995 and operating income of $2.2 million and $12.7 million in 1994 and 1993, respectively. Exclusive of restructuring-related charges of $7.5 million, the Systems business would have had a slight operating profit in 1995. Reductions in operating income were primarily related to continued reductions in gross margins.

    The Company's Software business accounted for operating losses of $.4 million and $17.7 million in 1995 and 1994, respectively, and an operating profit of $.2 million in 1993, inclusive of a $17.5 million charge related to acquired research and development in 1994.

FINANCIAL CONDITION

    Total assets as of December 31, 1995 decreased by $3.5 million, or 3%, from December 31, 1994. The change in total assets reflected a decrease in inventories of $9.2 million, attributable primarily to lower business volumes. This decrease was partially offset by growth in cash and short-term investments of $4.9 million, generated from operations. During 1995, the Company repurchased an aggregate of approximately 571,000 shares of its Common Stock for a total of $4.0 million pursuant to a repurchase program that was in effect from October 1994 through October 1995.

    Total liabilities as of December 31, 1995 increased by $.4 million, or 1%, from December 31, 1994. The increase was primarily due to deferred revenue associated with the AT&T Agreement, and an increase in accrued expenses, primarily due to accruals related to the restructuring of the Systems business. These increases were offset by a decrease in accounts payable balances related to reduced business volumes.

    CAPITAL REQUIREMENTS

    Capital spending requirements for 1996 are estimated at approximately $3.5 million, and at December 31, 1995, the Company had commitments for material capital expenditures of approximately $250,000. These commitments are primarily related to information technology and facilities. Cash payments associated with the restructuring of the Systems business during 1995 totaled approximately $1.5 million, and it is anticipated that approximately $2.5 million in related cash outlays will be required during 1996.

    LIQUIDITY

    At December 31, 1995, the Company's primary sources of liquidity consisted of cash and equivalents and short-term investments totalling $36.2 million. The Company has a $7.0 million bank line of credit; however, as a result of its loss for the year ended December 31, 1995, the Company was in default under certain financial covenants in its credit agreement as of December 31, 1995, and, accordingly, its line of credit was unavailable.

    In January 1996, the Company sold its Mariner product line to FTP for $7.3 million in cash, net of a one-time license fee paid to FTP to retain certain rights to Mariner technology.

    The Company believes that its existing sources of liquidity are sufficient to meet operating cash requirements and capital lease repayment obligations at least thorough the next twelve months.

FUTURE PERFORMANCE AND RISK FACTORS

    THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION
ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

    EVOLVING NETWORK COMPUTING MARKET

    The Company derives a majority of its revenues from the sale of network computer products, or X terminals, and related software. During the past several years, the Company and other manufacturers of network computing systems and products have experienced intense competition from alternative desktop computing products, particularly personal computers, which has slowed the growth and development of the network computing market. Until recently, the absence of X protocol support from Microsoft, combined with the proliferation of off-the-shelf Windows-based application software, constituted an obstacle to the expansion of the network computing model into Windows-based environments. The introduction of the Company's WinCenter Pro multi-user Windows application server software and new, lower-priced network computers have allowed the Company to offer network computing systems that provide users with access to Windows applications, although sales of these new products have been limited to date. The Company's future success will depend in substantial part upon increased acceptance of the network computing model and the successful marketing of the Company's new network computing products. There can be no assurance that the Company's new network computing products will compete successfully with alternative desktop solutions or that the network computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for the Company's network computing products would have a material, adverse effect on the Company's business, operating results and financial condition. See "Item 1. Business -- Industry Background" and "Business -- Markets and Applications."

    COMPETITION

    The desktop computer and information access markets are characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the network computing market has intensified over the past several years, resulting in price reductions, reduced profit margins and the loss of the Company's leading market share position in the X terminal market. This competition has adversely affected the Company's operating results. In addition, intense competition from alternative desktop computing products, particularly personal computers, has resulted in a reduction in demand for X terminal products. The Company expects this intense competition to continue and there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. The Company's software products also face substantial competition from software vendors that offer similar products, including several large software companies. See "Item 1. Business -- Competition."

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

    NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED
    PRODUCTS

    The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future results will depend to a considerable extent on its ability to continuously develop, introduce and deliver in quantity new hardware and software products that offer its customers enhanced performance at competitive prices. The development and introduction of new products is a complex and uncertain process requiring substantial financial resources and high levels of innovation, accurate anticipation of technological and market trends and the successful and timely completion of product development. Once a hardware product is developed, the Company must rapidly bring it into volume production, a process that requires accurate forecasting of customer requirements in order to achieve acceptable manufacturing costs. The introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruption to customer ordering patterns, avoid excessive levels of older product inventories and insure that adequate supplies of new products can be delivered to meet customer demand. As the Company is continuously engaged in this product development and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis. The inability to finance important research and development projects, delays in the introduction of new and enhanced products, the failure of such products to gain market acceptance, or problems associated with new product transitions could adversely affect the Company's operating results. See "Item
1. Business - Industry Background"  and "Business -- Research and Development."

    RELIANCE ON INDEPENDENT DISTRIBUTORS AND RESELLERS

    The Company relies substantially on independent distributors and resellers for the marketing and distribution of its products, particularly its Software products. During 1995, the Company consolidated its Software sales operations by creating a single organization devoted to the sale of the Company's PC connectivity and messaging software and re-oriented its Software sales strategy toward the increased use of distributors, VARs and other resellers. In late 1995 and early 1996, the Company has experienced significant returns of its Software products from its distributors. There can be no assurance that the Company will not continue to experience similar problems. In addition, there can be no assurance that the Company's distributors and resellers will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of the Company's competitors. A reduction in sales effort or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales and could adversely affect the Company's operating results. In addition, there can be no assurance as to the continued viability or the financial stability of the Company's distributors and resellers, the Company's ability to retain its existing distributors and resellers or the Company's ability to add distributors and resellers in the future. See "Item 1. Business
- -- Marketing and Sales."

    RELIANCE ON INDEPENDENT CONTRACTORS

    The Company relies on independent contractors for the sub-assembly of the Company's network computer products. The Company's reliance on these independent contractors limits its control over delivery schedules, quality assurance and product costs. In addition, a number of the Company's independent suppliers are located abroad. The Company's reliance on these foreign suppliers subjects the Company to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. The Company currently obtains all of the sub-assemblies used for its network computer products (consisting of all major components except monitors and cables) from a single supplier located in Thailand. Any significant interruption in the supply of sub-assemblies from this contractor would have a material adverse effect on the Company's business and operating results. Disruptions in the provision of components by the Company's other suppliers, or other events that would require the Company to seek alternate sources of supply, could also lead to supply constraints or delays in delivery of the Company's products and adversely affect its operating results. The operations of certain of the Company's foreign suppliers were briefly disrupted during 1992 due to political instability in Thailand. See "Item. 1. Business -- Manufacturing and Supplies."

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

    DEPENDENCE ON KEY PERSONNEL

    The Company's success depends to a significant degree upon the continuing contributions of its senior management and other key employees. Moreover, partially as a consequence of the restructuring of its business in 1995, the Company has experienced significant turnover of management personnel, particularly in its finance and sales organizations. The Company believes that its future success will also depend in large part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results or financial condition.

    VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock has fluctuated significantly over the past several years and is subject to material fluctuations in the future in response to announcements concerning the Company or its competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, general conditions in the computer industry, developments in the financial markets and other factors. In particular, shortfalls in the Company's quarterly operating results from historical levels or from levels forecast by securities analysts could have an adverse effect on the trading price of the Common Stock. The Company may not be able to quantify such a quarterly shortfall until the end of the quarter, which could result in an immediate and adverse effect on the Common Stock price. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for technology companies and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of the Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Independent Auditors' Report .........................................    13

Consolidated Balance Sheets as of December 31, 1995 and 1994 .........    14

Consolidated Statements of Operations for the Years Ended
    December 31, 1995, 1994 and 1993 ................................     15

Consolidated Statements of Shareholders' Equity for the Years Ended
    December 31, 1995, 1994 and 1993 ................................     16

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993 ................................     17

Notes to Consolidated Financial Statements ...........................    18

Supplementary Data:  Quarterly Financial Data (Unaudited) ............    31

                             INDEPENDENT AUDITORS' REPORT

The Board of Directors
Network Computing Devices, Inc.:

We have audited the accompanying consolidated balance sheets of Network Computing Devices, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Computing Devices, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                       KPMG PEAT MARWICK LLP



San Jose, California
May 14, 1996

                           NETWORK COMPUTING DEVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                           December 31,
                                                      -----------------------
                                                       1995            1994
                                                      -------        --------

Assets:
  Current assets:
   Cash and cash equivalents                          $13,364          $7,407
   Short-term investments                              22,786          23,813
   Accounts receivable, net of allowances of
    $1,976 and $1,224 at December 31, 1995
    and 1994, respectively                             28,591          31,743
   Inventories                                         14,398          23,622
   Prepaid expenses and other current assets            6,863           3,860
                                                      -------        --------
  Total current assets                                 86,002          90,445
  Property and equipment, net                           6,749           6,052
  Other assets                                          4,786           4,532
                                                      -------        --------
Total assets                                          $97,537        $101,029
                                                      -------        --------
                                                      -------        --------

Liabilities and Shareholders' Equity:
  Current liabilities:
   Accounts payable                                   $13,893         $17,636
   Accrued expenses                                     7,429           6,855
   Current portion of capital lease obligations         1,246           1,346
   Income taxes payable                                 2,666             833
   Deferred revenue                                     3,298             973
                                                      -------        --------
  Total current liabilities                            28,532          27,643
  Long-term portion of capital lease obligations          991           1,497
  Commitments and contingencies
  Shareholders' equity:
   Undesignated preferred stock: 3,000,000 shares
    authorized, none issued and outstanding                 -               -
   Common stock, no par value: 30,000,000 shares
    authorized, 16,118,800 and 15,636,513 issued
    and outstanding at December 31, 1995 and 1994,
    respectively                                       63,543          63,420
   Net unrealized gain on securities                       31              -
   Retained earnings                                    4,440           8,469
                                                      -------        --------
  Total shareholders' equity                           68,014          71,889
                                                      -------        --------
Total liabilities and shareholders' equity            $97,537        $101,029
                                                      -------        --------
                                                      -------        --------

                               See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                       Year Ended December 31,
                              --------------------------------------------
                              1995                1994                1993
                            --------            --------            --------

Net revenues:
  Systems                   $112,388            $143,673            $135,071
  Software                    26,940              17,198               9,194
                            --------            --------            --------
Total net revenues           139,328             160,871             144,265
                            --------            --------            --------
Cost of revenues:
  Systems                     83,283             104,706              89,225
  Software                     3,102               2,413               2,312
                            --------            --------            --------
Total cost of revenues        86,385             107,119              91,537
                            --------            --------            --------
Gross profit                  52,943              53,752              52,728
                            --------            --------            --------
Operating expenses:
  Research and development    13,119              10,486               7,850
  Marketing and selling       34,147              34,653              26,059
  General and administrative   8,502               6,668               5,894
  Charge for acquired
   in-process research and
   development                      -              17,452                   -
  Charge for business
   restructuring               4,832                   -                   -
                            --------            --------            --------
Total operating expenses      60,600              69,259              39,803
                            --------            --------            --------
Operating income (loss)       (7,657)            (15,507)             12,925
 Interest income               1,557               1,198               1,227
 Interest expense               (198)               (290)               (373)
 Other income (expense)           93               7,314                 (21)
                            --------            --------            --------
Income (loss) before
   income taxes and
   cumulative effect
   of accounting change       (6,205)             (7,285)             13,758
 Provision for income
   taxes (income tax
   benefit)                   (2,176)              3,558               5,090
                            --------            --------            --------
Net income (loss) before
  cumulative effect of
  accounting change           (4,029)            (10,843)              8,668
 Cumulative effect of
   accounting change               -                   -                 573
                            --------            --------            --------
Net income (loss)            ($4,029)           ($10,843)             $9,241
                            --------            --------            --------
                            --------            --------            --------

Primary earnings
  per share:
   Income (loss) before
    cumulative effect
    of accounting
    change                   ($0.25)              ($0.68)               $0.55
   Cumulative effect of
     accounting change            -                    -                 0.04
                           --------             --------             --------
   Net income (loss)
     per share               ($0.25)              ($0.68)               $0.59
                           --------             --------             --------
                           --------             --------             --------
   Shares used in per
    share computation        15,832               15,908               15,587
                           --------             --------             --------
                           --------             --------             --------

Fully diluted earnings
 per share:
   Income (loss) before
    cumulative effect of
    accounting change       ($0.25)               ($0.77)               $0.55
   Cumulative effect of
    accounting change            -                     -                 0.04
                          --------              --------             --------
   Net income (loss)
    per share               ($0.25)               ($0.77)               $0.59
                          --------              --------             --------
                          --------              --------             --------
   Shares used in per
    share computation       15,832                16,039               15,587
                          --------              --------             --------
                          --------              --------             --------




                               See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                                   Year Ended December 31,
                                                                       ------------------------------------------------
                                                                         1995                1994                1993
                                                                       --------            --------            --------
Cash flows from operating actitivites:
Net income (loss)                                                      ($   4,029)        ($  10,843)         $   9,241
  Reconciliation to cash provided by (used in) operating activities:
    Acquired in-process research and development                                -             17,452                  -
    Gain on sale of NetManage, Inc. common stock                                -             (7,237)                 -
    Non-cash restructuring charges                                          2,474                  -                  -
    Depreciation and amortization                                           4,505              4,334              3,653
    Deferred income taxes                                                  (2,227)                 -                940
    Cumulative effect of accounting change                                      -                  -               (573)
    Changes in:
      Accounts receivable, net                                              3,152             (2,502)            (9,336)
      Inventories                                                           9,224             (8,763)               496
      Prepaid expenses and other current assets                            (1,450)               322                776
      Accounts payable                                                     (3,743)             9,155             (8,917)
      Accrued expenses                                                     (1,900)              (444)               203
      Income taxes payable                                                  1,833               (266)               (21)
      Deferred revenue                                                      2,325                973                  -
                                                                       ----------          ----------          ----------
    Cash provided by (used in) operating activites                         10,164              2,181             (3,538)
Cash flows from investing activities:
      Purchases of short-term investments                                (192,090)          (364,950)          (121,626)
      Sales and maturities of short-term investments                      193,148            369,890            127,322
      Changes in other assets                                                (200)              (490)              (516)
      Capitalization of software costs                                       (436)              (945)              (324)
      Acquisition of Z-Code Software Corp., net of cash acquired                -             (3,104)                 -
      Investment in NetManage, Inc.                                             -                  -             (2,000)
      Proceeds from sale of NetManage, Inc. common stock                        -              9,237                  -
      Purchases of property and equipment                                  (3,217)            (2,736)            (2,450)
                                                                        ----------         ----------          ----------
    Cash provided by (used in) investing activities                        (2,795)             6,902                406

Cash flows from financing activities:
      Principal payments on capital lease obligations                      (1,535)            (1,497)            (1,242)
      Repurchases of common stock                                          (4,027)            (8,388)                 -
    Proceeds from issuance of stock, net                                    4,150              1,330              2,167
                                                                       ----------          ----------          ----------
    Cash provided by (used in) financing activities                        (1,412)            (8,555)               925

    Increase (decrease) in cash and equivalents                             5,957                528             (2,207)
    Cash and equivalents:
      Beginning of period                                                   7,407              6,879              9,086
                                                                       ----------          ----------          ----------
      End of period                                                     $  13,364           $   7,407          $   6,879
                                                                       ----------          ----------          ----------
                                                                       ----------          ----------          ----------

Supplemental disclosure of cash flow information:
    Noncash investing and financing activities:
      Common stock issued for and accrued direct
        expenses of Z-Code acquisition                                 $       -           $  10,833          $       -
                                                                      ----------          ----------          ----------
                                                                      ----------          ----------          ----------
    Property and equipment acquired under capital leases               $     929           $   1,022           $   1,599
                                                                      ----------          ----------          ----------
                                                                      ----------          ----------          ----------




                               See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (IN THOUSANDS)



                                                                     Net  Unrealized                    Total
                                               Common Stock              Gain on       Retained     Shareholders'
                                           ---------------------
                                           Shares         Amount       Securities      Earnings        Equity
                                           ------         ------     --------------    --------     -------------
Balances at December 31, 1992              14,700        $55,058      $     -            $10,071        $65,129

Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                     352          2,167            -                  -          2,167

Net income                                      -              -            -              9,241          9,241
                                          -------       --------       --------         --------       --------
Balances at December 31, 1993              15,052         57,225            -             19,312         76,537

Issuance of common stock for the
  acquisition of Z-Code                     1,547         10,833            -                  -         10,833

Repurchase of common stock from
  principal Z-Code shareholder             (1,362)        (5,022)           -                  -         (5,022)

Repurchase of common stock                   (219)          (946)           -                  -           (946)

Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                     619          1,330            -                  -          1,330

Net loss                                        -              -            -            (10,843)       (10,843)
                                          -------       --------       --------         --------       --------

Balances at December 31, 1994              15,637         63,420            -              8,469         71,889
Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                   1,053          4,150            -                  -          4,150

Repurchase of common stock                   (571)        (4,027)           -                  -         (4,027)

Net unrealized gain on securities               -              -           31                  -             31

Net loss                                        -              -            -             (4,029)        (4,029)
                                          -------       --------       --------         --------       --------

Balances at December 31, 1995              16,119        $63,543          $31             $4,440        $68,014
                                          -------       --------       --------         --------       --------
                                          -------       --------       --------         --------       --------





                               See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS   Network Computing Devices, Inc. (the Company) was
incorporated on February 17, 1988. The Company designs, develops, manufactures and markets hardware and software products that provide information access to networks of computers. The Company's broad range of X terminals offer graphical multi-window interfaces for users in various operating system environments via the industry-standard X Window System. The Company's Systems division is a worldwide supplier of Internet-based enterprise-wide desktop hardware products, and specializes in addressing connectivity issues through the integration of high-powered software and innovative desktop products. The Company's Software division provides desktop information access solutions for network computing environments, and is a supplier of software products that include PC-Xware server software that integrates Microsoft Windows- and DOS-based PCs into X/UNIX networks, and Z-Mail, a cross-platform electronic-mail and messaging software product for open systems environments. Please see also Part I, Item 1 of this Annual Report on Form 10-K.

CONSOLIDATION   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has invested in a joint venture in Japan (Nihon NCD), which is accounted for at cost. The functional currency for the Company and its subsidiaries is the U.S. Dollar. All significant intercompany balances and transactions have been eliminated.

CASH EQUIVALENTS   The Company considers all highly liquid investments
purchased with a purchased maturity date of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS   Short-term investments are carried at market value
(amortized cost, net of any unrealized gains or losses) in accordance with SFAS 115, and are primarily comprised of highly liquid debt instruments with an original maturity date of greater than three months.

INVENTORIES   Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market (net realizable value).

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Equipment under capital leases is stated at the lower of fair value or the present value of the minimum lease payments at the inception of the lease. Depreciation is computed using the straight-line method. Useful lives of three to five years are used for equipment and furniture; demonstration equipment is depreciated over an 18-month period. Leasehold improvements and equipment under capital leases are amortized over the shorter of the lease term or the useful lives of the respective assets.

REVENUE RECOGNITION Revenue on the sale of systems is generally recognized upon shipment, net of estimated allowances for product returns. Revenue from licensing of software products is generally recognized upon shipment, provided that no significant obligations remain and collection of the resulting receivable is deemed probable. Product warranty costs and an allowance for sales returns are accrued at the time the related revenues are recognized. Service contract revenues are recognized ratably over the contract period.

RESEARCH AND DEVELOPMENT COSTS Research and development costs are charged to engineering expense when incurred. Costs incurred in the development of new software products and enhancements to existing software products are also expensed as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Capitalized software technology is amortized to cost of goods sold over eighteen months to three years, based on the expected life of the product.

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES   Under the asset and liability method of SFAS No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted SFAS No. 109 effective January 1, 1993 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations.

USE OF ESTIMATES   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

PER SHARE INFORMATION   Per share information is computed using the weighted
average number of common and dilutive common equivalent shares outstanding. For primary and fully diluted earnings per share, common equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options (using the treasury stock method). For 1994, common equivalent shares were adjusted by assuming that all financial performance objectives had been achieved, the maximum number of performance shares (see Note 9) had been issued, and the maximum amount of cash contingently payable had been paid, with a significant portion of the cash and the value of the performance shares allocated to in-process research and development and charged to operations at the beginning of the year.

RECLASSIFICATION   Certain items in the consolidated financial statements of
prior years have been reclassified to conform to the current year's presentation.

RECENT PRONOUNCEMENTS   In October 1995, the Financial Accounting Standards
Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the financial statements. The Company expects to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1996, the Company will make the required pro forma disclosures in a footnote to the financial statements. SFAS No. 123 is not expected to have a material effect on the Company's results of operations or financial position.


NOTE 2. SHORT-TERM INVESTMENTS

Effective January 1, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cumulative effect of adopting SFAS No. 115 was not significant. Under SFAS No. 115, the Company has classified its short-term investments as available-for-sale. Such securities are stated at market and unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. A decline in the market value of the security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term investments consisted of the following at December 31, 1995 (in thousands):

                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized  Market
                                    Cost        Gains        Losses    Value
                                  ---------   ----------   ----------  ------

    Corporate debt securities     $11,486      $37           $  --   $11,523
    Municipal notes/bonds           4,016       --              --     4,016
    Commercial paper                4,200       --              --     4,200
    U.S. Treasury Notes             3,040        7              --     3,047
                                   -------      ---           -----   -------
                                  $22,742      $44           $  --   $22,786
                                   -------      ---           -----   -------
                                   -------      ---           -----   -------


The maturities of available-for-sale securities at December 31, 1995 were as follows (in thousands)

                                    Within          One to
                                  One Year       Two Years
                                  --------       ---------
    Corporate debt securities       $7,240          $4,283
    Municipal notes/bonds            4,016              --
    Commercial paper                 4,200              --
                                   -------          ------
    U.S. Treasury Notes              3,047              --
                                   $18,503          $4,283
                                   -------          ------
                                   -------          ------

Short-term investments consisted of the following at December 31, 1994 (in thousands):

                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized  Market
                                    Cost        Gains        Losses    Value
                                  ---------   ----------   ----------  ------

    Corporate debt securities     $12,233       $  --        $  --    $12,233
    Municipal notes/bonds          10,458          --           --     10,458
    Commercial paper                1,098          --           --      1,098
    Tax exempt money market fund       24          --           --         24
                                  -------       -----        -----    -------
                                  $23,813       $  --        $  --    $23,813
                                  -------       -----        -----    -------
                                  -------       -----        -----    -------

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  CONSOLIDATED BALANCE SHEET AND STATEMENT OF CASH FLOWS COMPONENTS

                                                      1995              1994
                                                      ----              ----
Inventories at December 31 consist of (in
thousands):
    Purchased components and sub-assemblies         $ 9,548           $17,282
    Work in process                                   1,814             1,121
    Finished goods                                    3,036             5,219
                                                    -------           -------
                                                    $14,398           $23,622
                                                    -------           -------
                                                    -------           -------

                                                       1995              1994
                                                       ----              ----
Property and Equipment at December 31 consist of
  (in thousands):
    Machinery and equipment                         $15,897           $12,160
    Demonstration equipment                           3,933             2,977
    Office furniture and fixtures                     2,210             2,957
    Leasehold improvements                            1,683             1,483
                                                    -------           -------
                                                     23,723            19,577
Less accumulated depreciation
    and amortization                                 16,974            13,525
                                                    -------           -------
                                                    $ 6,749           $ 6,052
                                                    -------           -------
                                                    -------           -------

Included in property and equipment is approximately $3,072,000 and $4,891,000 of equipment under capital leases at December 31, 1995 and 1994, respectively. Accumulated amortization related to this equipment is approximately $1,360,000 and $3,047,000 at December 31, 1995 and 1994, respectively.



                                                       1995              1994
                                                       ----              ----
Accrued expenses at December 31 consist of (in
  thousands):
    Payroll-related costs                            $3,533            $3,582
    Restructuring                                     2,474                 -
    Warranty                                            510               834
    Other accrued expenses                              912             2,439
                                                     ------            ------
                                                     $7,429            $6,855
                                                     ------            ------
                                                     ------            ------

Income taxes paid were $204,000, $3,828,000, and $3,616,000  for 1995, 1994, an
1993, respectively.  Interest paid was $46,000, $294,000, and $373,000 for 1995,
1994, and 1993, respectively.

NOTE 4.   BUSINESS RESTRUCTURING

In the third quarter of 1995, the Company determined that it was appropriate to undertake a strategic restructuring plan to realign and consolidate its software businesses and reduce operating expenses, and improve the operating performance of its X-Terminal, or "Systems," operations in reaction to intense competition and slowness in the X terminal market. The Company began implementing this plan during the third quarter of 1995, and has streamlined its Systems operations as a result, including the termination of approximately fifty employees associated with such operations.

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The plan's major components include:

     - modifying the method of manufacturing and materials management to a "build-to-order" paradigm in order to increase the efficiency with which the Company receives product orders and manufactures and delivers products to its customers;
     - phasing out X-Terminal products that were currently yielding, or were anticipated to yield, profit margins that did not meet certain minimum requirements of the Company;
     - reducing and consolidating facilities devoted to the conduct of the Systems portion of the business through a combination of sublease activities or negotiating early exits to existing lease agreements; and
     - reducing the number of employees engaged in Systems business activities to a level deemed to be essential to reengineer the business for improved operating performance.

It is anticipated that the plan for restructuring will continue into 1996.

The costs associated with restructuring the business were accrued during the third quarter of 1995, the period in which the restructuring plan was finalized by the Company's management. Such costs have been segregated into two fundamentally different classifications within the Statements of Operations for the year ended December 31, 1995: cost of systems revenues, and operating expenses. Included in cost of systems revenues is $2.7 million related to products in inventory that are being phased out as part of the business restructuring. Included in operating expenses under the caption, "Charge for business restructuring" is $4.8 million related to severance of employees, the write-down of assets impaired by the restructuring plan, and exit costs for leased facility obligations.

A description of the types and amounts (in thousands) of accruals made for restructuring costs in 1995 is presented below.

                                   Initial                       December 31,
                                   Amounts    Asset       Cash     1995
                                   Accrued  Write-offs  Payments  Balance
                                   -------  ----------  -------- ------------
Reserve for the write-down of
phase-out inventories              $2,706    ($2,706)  $    -    $     -
Employee termination benefits       1,580         -      (842)       738
Exiting facilities -related
obligations                         2,256         -      (701)     1,555
Asset impairment & other              996       (815)       -        181
                                   ------    -------- --------    ------
Total                              $7,538    ($3,521) ($1,543)    $2,474
                                   ------    -------- --------    ------
                                   ------    -------- --------    ------

NOTE 5.   SHAREHOLDERS' EQUITY

PREFERRED STOCK   Prior to June 1992, the Company was authorized to issue
9,023,636 shares of Preferred Stock, all of which were outstanding. Upon closing of the Company's initial public offering of 2,500,000 shares of common stock in June 1992, all outstanding shares of Preferred Stock automatically converted into shares of common stock on a one-for-one basis. Thereafter, the Company's Articles of Incorporation were amended to increase the total number of authorized shares of common stock to 30,000,000 and to authorize 3,000,000 shares of undesignated Preferred Stock.

STOCK PURCHASE PLAN   In 1992, the Company established the 1992 Employee Stock
Purchase Plan and has reserved 800,000 shares of common stock for issuance thereunder. The plan permits eligible employees to purchase

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock through payroll deductions at a purchase price equal to the lesser of 85% of the fair market value of such shares at the beginning of each six-month offering period (or the commencement of the employee's participation, if later) or the end of such offering period. As of December 31, 1995, 675,869 shares have been issued under this plan, of which 176,178 were issued in 1995.

STOCK REPURCHASE PROGRAM   In October 1994, the Company's Board of Directors
adopted a program to repurchase from time to time at management's discretion up to 1,500,000 shares of the Company's common stock on the open market at prevailing market prices during the twelve month period ending October 31, 1995. Repurchases will be made under the program using the Company's own cash
resources.   As of December 31, 1995, the Company had repurchased 790,000 shares for a total cost of $4,973,000.

STOCK OPTION PLANS At December 31, 1995, the Company had reserved 4,405,850 shares and 200,000 shares of common stock for issuance under its 1989 Stock Option Plan and the 1994 Outside Directors' Stock Option Plan, respectively (the Plans). Under the 1989 Stock Option Plan, options are granted to employees, officers, directors and consultants to purchase shares of the Company's common stock at not less than the fair market value of common stock at the grant date (for incentive stock options) or 85% of the fair market value of such common stock (for nonstatutory stock options). Options generally vest and become exercisable to the extent of 25% one year from grant date with the remainder vesting ratably over the 36-month period thereafter. Prior to August 1994, the options generally expired five years from grant date. Since August 1994, the options expire ten years from grant date. Under the 1994 Outside Directors' Stock Option Plan, options are granted to outside directors to purchase shares of the Company's common stock at not less than the fair market value of common stock at the grant date. Options vest and become exercisable to the extent of 25% on the first anniversary of the grant date with the remainder vesting 25% on each of the following three anniversary dates. At December 31, 1995, 955,983 options were exercisable under the Plans.

In November 1994, upon approval by the Board of Directors, the Company repriced 1,257,250 options originally issued at prices ranging from $4.00 to $17.75. The options were repriced at $3.875, the then current market value of the Company's stock. The 1994 cancellations and grants in the summary below include the 1,257,250 options.

A summary of option transactions under the Plans follows:

                                        Options
                                       Available      Shares        Price Per
                                       For Grant    Outstanding       Share
                                       ---------    -----------    -----------

Balances at December 31, 1992             25,277     1,258,913     $0.20-15.00
     Options authorized                1,500,000            --              --
     Options granted                    (726,850)     726,850       6.38-17.75
     Options cancelled                    83,154       (83,154)     0.20-15.00
     Options exercised                        --      (162,998)     0.20-10.50
                                      ----------   ------------     ----------
Balances at December 31, 1993            881,581    1,739,611       0.40-17.75
     Options authorized                1,500,000            --              --
     Options granted                  (3,613,875)    3,613,875      3.56- 7.88
     Options cancelled                 2,238,962    (2,238,962)     0.50-17.75
     Options exercised                        --      (366,898)     0.40-10.50
                                      ----------   ------------     ----------
Balances at December 31, 1994          1,006,668     2,747,626      0.50-17.75
     Options authorized                  200,000            --              --
     Options granted                  (1,295,000)    1,295,000      4.00-9.375
     Options cancelled                   565,194      (565,194)     1.50-15.75
     Options exercised                        --      (693,278)     0.50- 7.50
                                      ----------   ------------     ----------

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balances at December 31, 1995            476,862     2,784,154     $1.50-17.75
                                      ----------   ------------     ----------
                                      ----------   ------------     ----------


In February 1994, the Company acquired all of the outstanding stock of Z-Code Software Corp. (See Note 9). All options that had been issued under Z-Code's 1992 Stock Option Plan were converted to the Company's options at a rate of one Z-Code share converted to 0.2054 of the Company's options, $1.00 of Z-Code share price converted to $0.2054 of the Company's share price. Options to purchase 269,174 common shares were assumed in association with this transaction, and are excluded from the option table above. Grant prices ranged from $0.48685 to $0.97371. A provision in the agreement states that when an employee terminates from the Z-Code Division, any unvested shares forfeited are regranted to the original two owners of Z-Code Software Corp. Upon termination of one owner in July 1994 (See Note 9), all forfeit shares are now regranted to the remaining original owner. Options to purchase 59,919 common shares and 22,003 common shares were forfeit and regranted to the remaining original owner in 1994 and 1995, respectively. Options to purchase 72 and 28 common shares were canceled in 1994 and 1995, respectively. Options to purchase 5,674 and 39,993 common shares were exercised in 1994 and 1995, respectively, and options to purchase 263,428 and 223,407 common shares associated with this transaction remained unexcercised at December 31, 1994 and 1995, respectively.

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6. BUSINESS SEGMENTS (UNAUDITED)

Information about the Company's different product segments for the three years ended December 31, 1995, 1994 and 1993 is as follows (in thousands):

                                         1995           1994           1993
                                         ----           ----           ----
Net sales to customers
     Systems                         $112,388       $143,673       $135,071
     Software                          26,940         17,198          9,194
                                     --------       --------       --------

Consolidated total                   $139,328       $160,871       $144,265
                                     --------       --------       --------
                                     --------       --------       --------

Income (loss) from operations*
     Systems                         $ (7,245)      $  2,180       $ 12,699
     Software                            (412)       (17,687)           226
                                     --------       --------       --------

Consolidated total                   $ (7,657)      $(15,507)      $ 12,925
                                     --------       --------       --------
                                     --------       --------       --------

Identifiable assets
     Systems                          $54,817       $ 65,070       $ 54,270
     Software                           6,210          4,739          4,267
     Corporate                         36,510         31,220         35,632
                                     --------       --------       --------

Consolidated total                   $ 97,537       $101,029       $ 94,169
                                     --------       --------       --------
                                     --------       --------       --------

Capital expenditures
     Systems                           $2,093         $2,107         $2,216
     Software                          2,053             629            234

Consolidated total                  $   4,146      $   2,736      $   2,450
                                    ---------      ---------      ---------

* Software segment losses from operations include charges related to acquired in-process research and development of $17.5 million in 1994. Systems segment losses from operations include charges related to business restructuring of $7.5 million in 1995.

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  INCOME TAXES

The components of the Company's provision for income taxes are as follows (in thousands):





                                                                          DECEMBER 31,
                                                         ----------------------------------------
                                                                 1995       1994          1993
                                                           ----------    ----------    ----------

Current

    Federal                                                     $  51       $2,384         $2,769
    State and other                                                 -        1,174            826
                                                           ----------   ----------     ----------

Total current                                                      51        3,588          3,595
                                                           ----------   ----------     ----------

Deferred

    Federal                                                    (2,036)           -            779
    State and other                                              (191)           -            162
                                                           ----------   ----------     ----------

Total deferred                                                 (2,227)           -            941
                                                           ----------    ----------     ----------

Charge in lieu of income taxes associated with
 the exercise of stock options                                      -             -            554
                                                           ----------    ----------     ----------

                                                              ($2,176)    $3,558            $5,090
                                                           ----------    ----------     ----------
                                                           ----------    ----------     ----------


Total income tax expense (benefit) differs from the expected tax expense (computed by applying the U.S. Federal income tax rate of 34% to income (loss) before income taxes) as follows (in thousands):

Tax (benefit) expense at Federal statutory rate                (2,110)       $(2,477)       $4,678
State income taxes, net of Federal benefit                          -            510           817
Tax exempt investment income                                     (136)          (176)         (347)
In-process research and development charge                          -          5,934             -
Research and experimental credit                                    -           (423)            -
Other                                                              70            190           (58)
                                                           ----------     ----------    ----------
                                                              ($2,176)        $3,558        $5,090
                                                           ----------     ----------    ----------
                                                           ----------     ----------    ----------


                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows (in thousands):



                                                                              DECEMBER 31,
                                                                       -------------------------
                                                                           1995          1994
                                                                        ----------    ----------
Net deferred tax assets:

    Acquired intangible assets                                          $        -    $     157
    Accruals, allowances and reserves                                        5,501        2,682
    Property and equipment, principally due to differences
    in depreciation and capitalized leases                                     466          806
    Other                                                                        -          183
                                                                        ----------    ----------

Total gross deferred tax assets                                              5,967         3,828
                                                                        ----------    ----------

Less: Valuation allowance                                                        -             -
                                                                        ----------    ----------

Net deferred tax assets                                                      5,967         3,828
                                                                        ----------    ----------

Net deferred tax liabilities:

    Software development costs, principally due to
    capitalization and amortization                                           (205)       (243)
    Other                                                                        -         (50)
                                                                        ----------   ----------

Total gross deferred tax liabilities
                                                                              (205)       (293)
                                                                        ----------   ----------

                                                                            $5,762       $3,535
                                                                        ----------   ----------
                                                                        ----------   ----------


Based on the Company's historical operating results, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded, and, accordingly, has established no asset valuation allowances.

NOTE 8.  CUSTOMERS AND CREDIT CONCENTRATIONS

No sales to any one customer accounted for greater than 10% of net revenues for the years ended December 31, 1995, 1994 and 1993

Export sales to the Company's international customers outside North America, primarily Europe, comprised approximately 33%, 31% and 28% of net revenues for the years ended December 31, 1995, 1994 and 1993, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade receivables. The Company places its cash equivalents and short-term investments with high-credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies.

The identifiable assets, operating income and net income of the Company's foreign subsidiaries are not significant to the Company's consolidated financial statements.

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   ACQUISITION OF Z-CODE SOFTWARE CORP.

In February 1994, the Company purchased all of the outstanding stock of Z-Code Software Corp. (Z-Code), a developer of electronic mail and messaging software. The initial consideration for the acquisition was approximately $3.2 million in cash and 3,000,000 shares of the Company's common stock (including approximately 269,000 shares issuable upon exercise of options). Of these shares, approximately 1,183,000 (the Performance Shares) were held in escrow and subject to release, in whole or in part, only upon the achievement of certain financial performance objectives over a 15-month period ending in 1995. Additional cash of up to $3.2 million was contingently payable based on the achievement of these objectives.

The acquisition was accounted for using the purchase method and, accordingly, the operating results of Z-Code are included in the consolidated financial statements of the Company from the date of acquisition. The initial cash payment, $1.5 million of direct expenses and the value of the stock (excluding the Performance Shares) were allocated as follows (in thousands):

    Net liabilities assumed                                  $(245)
    Research and development in-process                     15,031
    Purchased software technology and other intangibles      1,084
    Deferred income tax liability                             (293)
                                                           -------
                                                           $15,577
                                                           -------
                                                           -------

The amounts allocated to purchased software technology and other intangibles are being amortized over five years. The research and development in-process was written off and charged to operations in the first quarter of 1994.

In July 1994, the Company repurchased 1,361,802 shares of its common stock at fair market value from the former principal shareholder of Z-Code for approximately $5.0 million and paid approximately $2.5 million in exchange for his contingent rights to an additional 1,041,378 Performance Shares that were held in escrow as well as his contingent right to receive up to approximately $2.5 million in cash. Substantially all of the payment for the contingent stock and cash rights was allocated to in-process research and development acquired in the Z-Code acquisition and was charged to operations in the third quarter of 1994. The approximately 142,000 Performance Shares and $700,000 in cash which remained contingently issuable to the other former Z-Code shareholder and option holders were not earned due to lack of achievement of the performance objectives in 1995.

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following pro forma combined results of operations for the years ended December 31, 1994 and 1993 are presented as if the acquisition had occurred at the beginning of the period. The charges associated with in-process research and development have not been reflected in the following pro forma summary as they are non-recurring. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Z-Code had constituted a consolidated entity during such periods.

(Unaudited)                                         December 31,
(In thousands, except per share data)        ------------------------
                                                  1994           1993
                                             ---------      ---------

    Net revenues                             $ 161,083      $ 146,743
                                             ---------      ---------
                                             ---------      ---------

    Net income                               $   6,227      $   9,037
                                             ---------      ---------
                                             ---------      ---------

    Primary net income per share             $    0.38      $    0.52
                                             ---------      ---------
                                             ---------      ---------

    Fully diluted net income per share       $    0.37      $    0.48
                                             ---------      ---------
                                             ---------      ---------


NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company leases its principal facilities under noncancellable operating lease agreements which expire between 1995 and 2000. The Company also leases office facilities in several locations in the United States, two locations in Canada, and one each in the United Kingdom, France and Germany, which are used as sales offices; terms of these leases are generally 12 months. Rent expense was approximately $3,083,000, $3,075,000 and $3,209,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

The Company also leases certain equipment under capital leases. At December 31, 1995, minimum lease payments under all noncancellable lease agreements were as follows (in thousands):


                                                    Capital      Operating
                                                     Leases         Leases
                                                     ------         ------
Year Ending December 31,

    1996                                             $1,340         $2,554
    1997                                                732          2,145
    1998                                                158          2,094

    1999                                                 92          2,124

    Thereafter                                           69          1,634
                                                    -------        -------


Total minimum lease payments                          2,391        $10,551
                                                                   -------
                                                                   -------

Less amounts representing interest                      154
                                                    -------


Present value of minimum lease payments               2,237
Less current portion                                  1,246
                                                    -------

Long-term capital lease obligations                    $991
                                                    -------
                                                    -------

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 At December 31, 1995, the Company had an unused revolving line of credit with a U.S. bank for $7 million at an interest rate equal to the banks reference rate. The line of credit, if used, would be secured by assets of the Company. The line of credit expires in October 1996, and requires compliance with defined financial covenants on the part of the Company. At December 31, the Company was not in compliance with certain defined financial covenants, and amounts under the line were therefore unavailable to the Company.

NOTE 11.  SUBSEQUENT EVENT

During the first quarter of 1996, the Company consummated the sale of its Mariner product line, including all related tangible and intangible assets. The sales price, net of a purchased right to incorporate the Mariner technology in the products of the Company in the future, was $7.3 million. The Company will record a gain on the sale, and no material adverse effects on the Company's assets as of December 31, 1995 resulted from the transaction.

In April 1996, one purported securities class action suit was filed in California Superior Court for the of Santa Clara, and in April and May 1996, three purported securities class action suits were filed in the United States District Court for the Northern District of California. The suits name as defendants the Company, current and former officers of the Company and one of its outside directors, among others. The suits allege, among other things, misrepresentations made by the Company to the public in violation of federal or California securities laws, and the Superior Court action alleges that the officer and director defendants disposed of the Company's common stock in violation of California law. Management intends to defend the actions vigorously, and while the ultimate results of the actions cannot be determined, management does not expect them to have a materially adverse effect on the Company's results of operations or financial position.

                           NETWORK COMPUTING DEVICES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF INCOME DATA:
                  (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      Quarters Ended
                                                    ------------------------------------------------------
                                                    March 31     June 30*     Sept. 30*           Dec. 31
                                                    ------------------------------------------------------
1995
- ----
Systems revenues                                      $32,599    $28,830        $24,410           $26,549
Software revenues                                       4,929      6,201          9,097             6,713
                                                    ---------  ---------      ---------         ---------
Total net revenues                                     37,528     35,031        $33,507           $33,262

Gross profit                                           14,142     12,982         11,853            13,966

Operating income (loss)                                   195       (223)        (6,981)             (648)

Income (loss) before income taxes                         467        120         (6,646)             (146)

Net income (loss)                                         304         85         (4,719)              301

Net income (loss) per share:
     Primary                                             0.02       0.00          (0.30)             0.02
     Fully diluted                                      (0.06)      0.00          (0.30)             0.02
Shares used in per share computations
     Primary                                           16,575     17,003         15,851            17,149
     Fully diluted                                     17,079     17,003         15,851            17,154

1994
- ----
Systems revenues                                      $34,440    $37,516        $34,648           $37,068
Software revenues                                       3,742      3,641          4,774             5,043
                                                    ---------  ---------      ---------         ---------
Total net revenues                                     38,182     41,157        $39,422            42,111
Gross profit                                           13,046     13,233         13,275            14,199

Operating income (loss)                               (13,564)        48         (2,396)              405

Income (loss) before income taxes                      (6,076)       280         (2,165)              677

Net income (loss)                                      (9,210)       182         (2,255)              440

Net income (loss) per share:
     Primary                                            (0.58)      0.01          (0.14)             0.03
     Fully diluted                                      (1.27)     (0.38)         (0.22)            (0.06)
Shares used in per share computations
     Primary                                           15,910     17,327         15,638            16,045
     Fully diluted                                     16,541     17,883         15,770            15,670



* Revenues for the second and third quarters of 1995 are presented net of adjustments to those quarters' previously reported revenue figures. The adjustments were to decrease software revenues by approximately $500 and $753 for the second and third quarters, respectively; the adjustments caused related changes to gross margin, operating loss, income (loss) before income taxes, the provision for income taxes (income tax benefit), and net income (loss) for those quarters.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NETWORK COMPUTING DEVICES, INC.



                                  By:  JACK A. BRADLEY
                                     ------------------------------------------
                                      Jack A. Bradley, Vice President-Finance
                                      and Chief Financial Officer

Dated:  June 27, 1996

                                  INDEX TO EXHIBITS

  Exhibit
  Number                               Description
  ------                               -----------

  2.1 (1)+ Agreement and Plan of Reorganization dated January 26, 1994, as amended, among Registrant, ZIP Acquisition Corporation, a wholly-owned subsidiary of Registrant ("Sub"), Z-Code Software Corp. ("Z-Code") and the shareholders of Z-Code (the "Plan of Reorganization"), together with the Agreement Not to Compete, dated February 11, 1994, among Registrant, Sub and the shareholders of Z-Code (Exhibit B to the Plan of Reorganization) and the Employment Agreement, dated February 11, 1994, among Registrant, Sub and Daniel Heller (Exhibit C-1 to the Plan of Reorganization).

  3.1 (2)      Amended and Restated Articles of Incorporation of Registrant.

  3.2 (4)      Bylaws of Registrant, as amended.

  4.1 (1) Stock Rights Agreement dated February 11, 1994, among Registrant and the shareholders of Z-Code.

  4.2 (3)      Specimen Common Stock Certificate of Registrant.

  4.3          Reference is made to Exhibits 3.1 and 3.2.

  10.1 (3)*    Form of Restricted Stock Purchase Agreement used in connection with the sale of Common Stock to employees of Registrant.

  10.2 (3)     Series A Preferred Stock Purchase Agreement dated July 29, 1988.

  10.3 (3)     Series B Preferred Stock Purchase Agreement dated February 21,
               1989.

  10.4 (3)     Series C Preferred Stock Purchase Agreement dated May 2, 1990.

  10.5 (3)     Restated Investor Rights Agreement dated May 2, 1990.

  10.6 (5) Purchase Agreement dated April 25, 1990, between Registrant and The Motorola Computer Group and correspondence relating thereto
               (3) and Amendment thereto dated August 31, 1993.

  10.7 (3) Master Maintenance Agreement dated September 4, 1990, between Registrant and the Field Service Division of Motorola Inc.'s Computer Group.

  10.8 (3) Lease Agreement dated August 18, 1988, as amended, between Registrant and Mountain View Industrial Associates for premises at 350-360 North Bernardo Avenue, Mountain View, California.

  10.9 (3) Lease Agreement dated September 21, 1989, as amended, between Registrant and Mountain View Industrial Associates for premises at 380 North Bernardo Avenue, Mountain View, California.

  10.10 (3)    Industrial Lease Agreement dated May 3, 1990, between Registrant and the Vanni Business Park General Partnership for premises at 339 North Bernardo Avenue, Mountain View, California.

  Exhibit
  Number                               Description
  ------                               -----------

  10.11 (6)    1989 Stock Option Plan, as amended.

  10.12 (3)*   Form of Stock Option Agreements for use with the 1989 Stock
               Option Plan.

  10.13 (3)*   Employee Stock Purchase Plan (revised).

  10.14 (3)    Form of Indemnification Agreement between the Registrant and its officers and directors.

  10.15 (3)*   Registrant's 401(k) Retirement Plan.

  10.16 (3)    X Window Consortium Agreement dated July 19, 1988, as amended, between Registrant and Massachusetts Institute of Technology.

  10.17 (3)    Consortium Participation Agreement dated December 7, 1990, between Registrant and Massachusetts Institute of Technology.

  10.18 (3)    Software Agreement dated March 30, 1990, between Registrant and
               AT&T Information Systems, Inc.

  10.19 (5)    Credit Agreement dated March 15, 1994, between Registrant and
               Union Bank.

  10.20 (3)    Lease Agreement dated April 29, 1985, as amended, between
               Graphic Software Systems, Inc. and Beaverton-Redmond Tech
               Properties, a Joint Venture.

  10.21 (3)    Agreement to Form New Distribution Company dated July 23, 1990, between Registrant and Software Research Associates, Inc.

  10.22 (3)    Distributorship and OEM Agreement and related Trademark License
               Agreement, each dated July 23, 1990, between Registrant and
               Nihon NCD K.K.

  10.23 (3)    Form of Registrant's standard purchase order.

  10.24 (2)*   Registrant's Incentive Bonus Plan.

  10.25 (2)    Lease Agreement dated August 18, 1992, between Registrant and
               D.R. Stephens & Company for premises at 280(A) North Bernardo
               Avenue, Mountain View, California.

  10.26 (2)    Lease Agreement dated August 18, 1992, between Registrant and
               D.R. Stephens & Company for premises at 280(B) North Bernardo
               Avenue, Mountain View, California.

  10.27 Agreement Not to Compete dated February 11, 1994, among Registrant, Sub and the shareholders of Z-Code. Reference is made to Exhibit 2.1.

  10.28 * Employment Agreement dated February 11, 1994, among Registrant, Sub and Daniel Heller. Reference is made to Exhibit 2.1.

  10.29 (5)    Full Service Lease dated October 20, 1993 between Z-Code and
               Novato Gateway Associates for premises at 101 Rowland Way, Suite
               300, Novato, California.

  10.30 (6)*   Employment Agreement dated September 16, 1994 between Registrant and Edward L. Marinaro.

  Exhibit
  Number                               Description
  ------                               -----------

  10.31 (6)*   1994 Outside Directors Stock Option Plan.

  10.32 (6)*   Form of Nonstatutory Stock Option Agreement for Outside
               Directors.
  10.33 (7)*   Employment Agreement dated January 1, 1995 between Registrant and Jack A. Bradley.

  10.34 (8)    Lease agreement by and between Registrant and Ravendale
               Investments dated September 20, 1995.

  10.35 (9)*++ Confidential Separation Agreement dated November 9, 1995 between
               Registrant and Edward L. Marinaro.

  10.36 (9)++  Client/Server Software License Agreement dated March 29, 1996 between Registrant and Citrix Systems, Inc.

  10.37 (9)++  Software Licensing Agreement dated as of June 30, 1995 between
               Registrant and Evans & Sutherland Computer Corporation.

  10.38 (9)++  License and Development Agreement dated December 18, 1995 between Registrant and Software.com, Inc.

  10.39 (9)++  Cooperative Hardware Marketing Agreement dated November 29, 1995 between Registrant and IBM Corporation ("IBM"), as amended December 20, 1995.

  10.40 (9)++  X-Station Terminal Transition Agreement dated November 29, 1995 between Registrant and IBM, as amended December 13, 1995.

  11.1 (9)     Statement Regarding Computation of Net Income (Loss) Per Share.

  21.1         List of subsidiaries of Registrant.

  23.1 (9)     Consent of KPMG Peat Marwick LLP.

  23.2         Consent of KPMG Peat Marwick LLP.

  24.1 (9)     Power of Attorney.

- -------------------------

* Constitutes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

+   Confidential treatment has been granted as to a portion of this exhibit.

++  Confidential treatment has been requested as to a portion of this exhibit.

(1) Incorporated by reference to identically numbered exhibit to Registrant's Form 8-K Report dated February 11, 1994.

(2) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Annual Report for the year ended December 31, 1992.

(3) Incorporated by reference to identically numbered exhibit to Registrant's Form S-1 Registration Statement (No. 33-47246) which became effective on June 4, 1992 (the "1992 Registration Statement").

(4) Incorporated by reference to Exhibit 3.3 to the 1992 Registration
    Statement.

(5) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Annual Report for the year ended December 31, 1993.

(6) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Annual Report for the year ended December 31, 1994.

(7) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 1995.

(8) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 1995.

(9) Previously filed.