Form 10-Q
period 1996-06-30
NETWORK COMPUTING DEVICES INC
filed 1996-08-14
CIK 886138

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                   ----------------

                                      FORM 10-Q
(Mark One)

   [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                     For the quarterly period ended June 30, 1996

                                          or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the transition period from ______to ______

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

                                   Yes   X   No
                                      ------   -----



The number of shares outstanding of the Registrant's Common Stock was 16,567,591 at July 31, 1996.

                          NETWORK COMPUTING DEVICES, INC.

                                        INDEX




              DESCRIPTION                                         PAGE NUMBER
- ----------------------------------------------                    -----------

Cover Page                                                             1


Index                                                                  2

Part I:  Financial Information

    Item 1:   Financial Statements

         Condensed Consolidated Balance Sheets as of June
              30, 1996 and December 31, 1995                           3

         Condensed Consolidated Statements of Operations for the
              Three- and Six-Month Periods Ended June 30,
              1996 and 1995                                            4

         Condensed Consolidated Statements of Cash Flows for
              the Six-Month Periods Ended June 30, 1996 and 1995       5

         Notes to Condensed Consolidated Financial Statements          6

    Item 2:   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      8

Part II: Other Information

    Item 1:   Legal proceedings                                        16

    Item 6:   Exhibits and Reports on Form 8-K                         16

Signature                                                              17

                           NETWORK COMPUTING DEVICES, INC.

                            PART I:  FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)

                                        ASSETS

                                                                June 30,            December 31,
                                                                 1996                  1995
                                                                ----------          ----------
                                                              (UNAUDITED)


Current assets:
  Cash and cash equivalents                                      $10,983           $13,364
  Short-term investments                                          15,455            22,786
  Accounts receivable, net                                        23,298            28,591
  Inventories                                                     15,305            14,398
  Prepaid expenses and other                                       9,744             6,863
                                                              ----------        ----------
Total current assets                                              74,785            86,002

Property and equipment, net                                        6,025             6,749
Other assets                                                       3,319             4,786
                                                              ----------        ----------
Total assets                                                     $84,129           $97,537
                                                              ----------        ----------
                                                              ----------        ----------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $7,387           $13,893
  Current portion of capital lease obligations                       931             1,246
  Income taxes payable                                               412             2,666
  Accrued expenses                                                 7,798             7,429
  Deferred revenue                                                 3,572             3,298
                                                              ----------        ----------
Total current liabilities                                         20,100            28,532
Long-term portion of capital lease obligations                       571               991
Shareholders' equity:
  Undesignated preferred stock                                         -                 -
  Common stock                                                    65,336            63,543
  Unrealized gain (loss) on available-for-sale securities            (11)               31
  Retained earnings                                               (1,867)            4,440
                                                              ----------        ----------
Total shareholders' equity                                        63,458            68,014
                                                              ----------        ----------
Total liabilities and shareholders' equity                       $84,129           $97,537
                                                              ----------        ----------
                                                              ----------        ----------

                           See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      Three Months Ended June 30,        Six  Months Ended June 30,
                                                      -----------------------------    -----------------------------
                                                        1996              1995            1996               1995
                                                      ----------        ----------     ----------         ----------


Net revenues:
  Systems division                                      $25,436          $28,830          $52,064         $61,429
  Software division                                       3,892            6,201            7,703          11,130
                                                     ----------       ----------       ----------       ---------
Total net revenues                                       29,328           35,031           59,767          72,559
Cost of revenues:
  Systems division                                       22,166           21,325           43,432          44,127
  Software division                                         636              724            1,470           1,308
                                                     ----------       ----------       ----------       ---------
Total cost of revenues                                   22,802           22,049           44,902          45,435
                                                     ----------       ----------       ----------       ---------

Gross profit margin                                       6,526           12,982           14,865          27,124
Operating expenses:
  Research and development                                4,019            2,971            8,139           5,990
  Marketing and selling                                   9,402            8,202           18,959          17,148
  General and administrative                              3,527            2,032            6,036           4,014
                                                     ----------       ----------       ----------       ---------
Total operating expenses                                 16,948           13,205           33,134          27,152
                                                     ----------       ----------       ----------       ---------

Operating loss                                          (10,422)            (223)         (18,269)            (28)
Other income, net                                           385              343              824             615
Gain (loss) on sale of product lines                        (27)               -            6,932               -
                                                     ----------       ----------       ----------       ---------

Income (loss) before income taxes                       (10,064)             120          (10,513)            587
Provision for income taxes (income tax benefit)          (4,017)              35           (4,206)            198
                                                     ----------       ----------       ----------       ---------

Net income (loss)                                      $ (6,047)            $ 85         $ (6,307)         $  389
                                                     ----------       ----------       ----------       ---------
                                                     ----------       ----------       ----------       ---------


Net income (loss) per share:
  Primary                                                $(0.37)            $  -           $(0.38)         $ 0.02
                                                     ----------       ----------       ----------       ---------
                                                     ----------       ----------       ----------       ---------
  Fully diluted                                          $(0.37)            $  -           $(0.38)         $ 0.02
                                                     ----------       ----------       ----------       ---------
                                                     ----------       ----------       ----------       ---------

Shares used in per share computations:
  Primary                                                16,504           17,003           16,382          16,797
                                                     ----------       ----------       ----------       ---------
                                                     ----------       ----------       ----------       ---------
  Fully diluted                                          16,504           17,003           16,382          16,797
                                                     ----------       ----------       ----------       ---------
                                                     ----------       ----------       ----------       ---------



                                See accompanying notes.

                            NETWORK COMPUTING DEVICES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED - IN THOUSANDS)



                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                  1996              1995
                                                                ----------       ---------


Cash flows from operations:
  Net income (loss)                                            $  (6,307)       $      389
  Reconciliation to cash provided (used) by operations:
     Depreciation and amortization                                 1,799             2,592
     Gain on sale of product lines                                (6,932)                -
     Changes in:
        Accounts receivable, net                                   5,293             5,859
        Inventories                                               (1,074)            4,745
        Prepaid expenses and other                                (2,881)           (1,958)
        Accounts payable                                          (6,506)           (6,140)
        Income taxes payable                                      (2,254)               36
        Accrued expenses                                            (375)             (606)
        Deferred revenue                                             664             1,890
                                                              ----------        ----------
     Cash provided (used) by operations                          (18,573)            6,807
     Cash flows from investing activities:
        Short-term investments, net                                7,289            (4,718)
        Proceeds from sale of product lines                        8,625                -
        Changes in other assets                                      973              (591)
        Property and equipment purchases                          (1,599)           (1,968)
                                                              ----------        ----------
     Cash provided (used) by investing activities                 15,288            (7,277)
     Cash flows from financing activities:
        Principal payments on capital lease obligations             (735)             (805)
        Repurchases of stock                                         (89)           (2,373)
        Proceeds from issuance of stock, net of issuance costs     1,728               928
                                                              ----------        ----------
     Cash provided (used) by financing activities                    904            (2,250)
     Increase (decrease) in cash and equivalents                  (2,381)           (2,720)
     Cash and equivalents:
        Beginning of period                                       13,364             7,407
                                                              ----------        ----------
        End of period                                         $   10,983        $    4,687
                                                              ----------        ----------
                                                              ----------        ----------

     Noncash investing and financing activities:
      Property and equipment acquired under capital leases    $        -        $      482
                                                              ----------        ----------
                                                              ----------        ----------




                                See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The consolidated results of operations for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1996. Certain financial statement amounts from 1995 have been reclassified to conform with current year methods of presentation.

PER SHARE INFORMATION

Per share information is computed using the weighted average number of common and dilutive common equivalent shares outstanding. For primary and fully diluted earnings per share, common equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options (using the treasury stock method). For the second quarter and first six months of 1995, common equivalent shares were adjusted to assume that all financial performance objectives had been achieved, the maximum number of contingently issuable shares had been issued, and the maximum amount of cash contingently payable had been paid in connection with the Z-Code acquisition. In the second quarter of 1995, the Company determined that none of such shares or cash payments are issuable or payable. The effect of common equivalent shares is not included in earnings per share calculations during periods in which such effect would be antidilutive.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):


                                               June 30,        December 31,
                                                 1996             1995
                                               -------          -------

Purchased components and
sub-assemblies                                 $13,131          $ 9,548
Work in process                                    499            1,814
Finished goods                                   1,675            3,036
                                               -------          -------

                                               $15,305         $ 14,398
                                               -------          -------
                                               -------          -------



BUSINESS RESTRUCTURING

In the third quarter of 1995, the Company determined that it was appropriate to undertake a strategic restructuring plan intended to realign and consolidate its software businesses and reduce operating expenses, and to improve the operating performance of its X-terminal, or "Systems," operations in reaction to intense competition and slowness in the X-terminal market. The Company began implementing this plan during the third quarter of 1995, and terminated approximately fifty employees associated with such operations.

                           NETWORK COMPUTING DEVICES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The plan's major components include:

- -   modifying the method of manufacturing and materials management to a "build-
    to-order" paradigm in order to increase the efficiency with which the
    Company receives product orders and manufactures and delivers products to its customers;
- -   phasing out X-terminal products that were currently yielding, or were anticipated to yield, profit margins that did not meet certain minimum requirements of the Company;
- -   reducing and consolidating facilities devoted to the conduct of the Systems business through a combination of sublease activities or negotiating early exits to existing lease agreements; and
- -   reducing the number of employees engaged in Systems business activities to a level deemed to be essential to reengineer the business for improved operating performance.

A description of the types and amounts (in thousands) of accruals made for restructuring costs in 1995, and the cumulative amounts charged against such accruals, is presented below.


                                       Initial                                 June 30,
                                       Amounts        Asset       Cash          1996
                                       Accrued     Write-offs   Payments       Balance
                                       ------------------------------------------------


    Reserve for the write-down of
      phase-out inventories             $2,706      ($2,706)   $       -     $      -
    Employee termination benefits        1,580            -       (1,147)         433
    Exiting facilities -related
      obligations                        2,256            -       (1,171)       1,085
    Asset impairment & other               996         (815)           -          181
                                        ------ ------------ ------------ ------------

    Total                               $7,538      ($3,521)     ($2,318)      $1,699
                                        ------ ------------ ------------ ------------
                                        ------ ------------ ------------ ------------



It is anticipated that the restructuring plan will continue through 1996.

INTEREST AND TAX PAYMENTS

Interest payments, primarily related to interest on capital lease liabilities, were $41,000 and $65,000 for the second quarter and first six months of 1996, respectively, and were $81,000 and $148,000 for the second quarter and first six months of 1995. Income tax payments were $130,000 and $164,000 for the second quarter and first six months of 1995. There were no income tax payments for the second quarter and first six months of 1996.

                           NETWORK COMPUTING DEVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

THIS DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE, OPERATING RESULTS, PLANS AND OBJECTIVES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS."

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

The Company designs, develops, manufactures and markets hardware and software products that provide information access to networks of heterogeneous computers. During 1995, the Company took various actions to reorganize the two basic components of its business into two separate business units: the Systems business, consisting of the Company's network computers and related software; and the Software business, consisting of its lines of PC connectivity software, electronic messaging software and, initially, its Mariner Internet access software. In addition, the Company took steps to consolidate the management and sales organizations of the geographically separated segments of its Software business and reoriented its software sales strategy toward the increased use of distributors, value added resellers ("VARs") and other resellers. These efforts continued in the first six months of 1996. In June 1996, the Company determined to recombine its Systems and Software business units.

During the third quarter of 1995, the Company began implementing a plan to restructure its Systems business in order to improve its operating performance. The plan included substantial modifications to the Company's manufacturing processes, phasing out lower margin products, a reduction in the amount of leased space devoted to the conduct of the Systems business, and a reduction in the number of employees engaged in Systems business activities. During the third quarter of 1995, the Company recognized charges totaling $7.5 million for the implementation of this plan, which will continue into 1996. Included in these restructuring charges were amounts related to the severance of personnel, phase-out of certain products, and costs associated with the termination of lease obligations.

In 1994, the Company began the development of Mariner, an Internet access and navigation tool which it intended to market to large enterprises, as well as to OEMs and VARs. In January 1995, the Company entered into a software development and licensing agreement with AT&T to develop a custom version of Mariner for AT&T (the "AT&T Agreement"). The AT&T Agreement provided for total minimum royalties of $15 million through 1998, and contemplated the development of additional Internet access products by NCD for license to AT&T. In September 1995, the AT&T Agreement was amended to provide that the additional products would not be developed and that NCD would be paid fees totaling $9 million through 1996 for development work completed at the time of the amendment and for a license to evaluate the Mariner product. In 1995, the Company recognized license fees totaling $6.8 million under the AT&T Agreement and received $500,000 in fees for non-recurring engineering costs that offset research and development expenses. In 1995, the Company also recognized revenues of $300,000 from customers other than AT&T related to the Mariner product line. In light of the Company's inability to develop a long-term relationship with AT&T, as well as other changes in the Internet market, including the development of intense price competition among vendors of Internet access products, the Company in late 1995 determined to sell the Mariner product line and focus its attention on providing desktop information access solutions for network computing environments. In February 1996, the Company sold the Mariner product line to FTP Software, Inc. ("FTP") for $9.8 million. NCD paid FTP a one-time license fee of $2.5 million for the right

                           NETWORK COMPUTING DEVICES, INC.

to incorporate Mariner technology into future versions of NCD's hardware and software products. The net gain recognized on this transaction was $7.0 million.

In February 1994, the Company acquired all of the outstanding stock of Z-Code Software Corp., a developer of electronic mail and messaging application products for open system environments. The Company's Z-mail electronic messaging product was a part of the Company's Software business unit. The initial consideration for the acquisition was approximately $3.2 million in cash and 3,000,000 shares of the Company's Common Stock (including approximately 269,000 shares issuable upon the exercise of options). Of these shares, approximately 1,183,000 (the "Performance Shares") were held in escrow and subject to release in whole or in part upon the achievement of certain financial performance objectives over a 15-month period that ended in the second quarter of 1995. Additional cash of up to $3.2 million was contingently payable based on the achievement of these objectives. In July 1994, the Company repurchased 1,361,802 shares of its Common Stock from the former principal shareholder of Z-Code for approximately $5.0 million and paid approximately $2.5 million for his contingent rights to an additional 1,041,378 Performance Shares that were held in escrow as well as his contingent right to receive up to approximately $2.5 million in cash. In light of disappointing recent operating results, intensifying competition in this market, and other related factors, the Company determined during the second quarter of 1996 to sell or discontinue this product line. In June 1996, the Company sold its Z-Mail product line to NetManage, Inc. for a total sales price of $1.3 million. The net loss recognized on this transaction was $27,000.

In June 1996, the Company announced an agreement with International Business Machines Corporation ("IBM") for the joint development of a network application terminal for resale by IBM. Under the agreement, IBM will fund a portion of NCD's development efforts. Subject to successful completion of the development effort, including satisfaction of certain design and manufacturing requirements, the agreement states that IBM will purchase a substantial portion of its requirements from NCD during 1997 and 1998, although IBM will be under no obligation to make such purchases until the development phase has been successfully completed and IBM has commenced volume shipments of such devices.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

Total net revenues for the second quarter and first six months of 1996 were $29.3 million and $59.8 million, respectively, representing decreases of 16% and 18%, respectively, when compared with the same periods of 1995. The proportion of international revenues to total net revenues has remained relatively comparable for the periods presented.

Sales to Motorola Inc. ("Motorola"), which is deemed to be a related party due to its ownership of approximately 9% of the Company's common stock, accounted for 7% and 10% of the Company's total net revenues in the second quarters of 1996 and 1995, respectively, and accounted for 6% and 9% of the total net revenues for the six-month periods ended June 30, 1996 and 1995, respectively. Motorola is the Company's largest OEM customer, and also purchases the Company's products as an end user customer. The Company does not have a long-term sales contract with Motorola, which purchases products on an as-needed basis to satisfy the requirements of its own customers as well as internal requirements. The Company believes that sales to Motorola will continue to decline during 1996, but is unable to predict future levels of sales to Motorola over the longer term. Substantial reductions in such sales levels could have a material adverse effect on the Company's operating results in future periods.

SYSTEMS REVENUES

Systems revenues consist primarily of revenues from the sale of network computers, including X-terminals, and to a lesser extent revenues from the licensing of related network computing system software, and the sale of related customer support services. Systems revenues were $25.4 million for the second quarter of 1996, compared to $28.8 million for the second quarter of 1995, and $52.1 million for the first six months of 1996, compared to $61.4 million for the first six months of 1995. The decline in Systems revenues was due to a combination of factors, including 1.) a decline in the overall market demand for Unix-based X-terminals, offset to a degree by demand for the Company's recently introduced network computer product line, the Explora-Registered Trademark-, and 2.) a decline in the average selling prices ("ASPs") of the Company's Systems products due to lower-priced network computers and intense price competition. The above-mentioned negative effects on Systems revenues were offset to a degree by higher revenues related to WINCENTER,-Registered Trademark- the Company's multi-user
WindowsNT-Registered Trademark- application server software for network computers.

                           NETWORK COMPUTING DEVICES, INC.

SOFTWARE REVENUES

Software revenues consisted primarily of revenues from software products not directly related to network computers, including the licensing of PC connectivity software and electronic mail and messaging software. Prior to the first quarter of 1996, Software revenues also included revenues from the development and licensing of the Company's Mariner Internet connectivity software (which product line was sold in the first quarter of 1996). Software revenues were $3.9 million for the second quarter of 1996, a decrease of 37% compared to the second quarter of 1995, and $7.7 million for the six months ended June 30, 1996, a decrease of 31% compared to the same period of 1995. The decline in software revenues was primarily attributable to a decline in shipments of the Z-Mail product, as the Z-Mail product line was sold during the second quarter of 1996. Revenues related to Z-Mail were $352,000 and $1.1 million for the second quarter and first six months of 1996, respectively. Such Z-Mail revenues will not continue in future periods, as the Z-Mail product line was sold during the second quarter of 1996. Net revenues for the first quarter of 1996 also included $426,000 associated with the AT&T Agreement, while no such revenues were recognized during the second quarter of 1996. The Company will recognize the remaining $1.3 million in revenues associated with the AT&T Agreement as its obligations thereunder are satisfied through the filling of such orders as may be placed by AT&T or upon expiration of the Company's obligations under the Agreement in the third quarter of 1997. The Company cannot predict with any certainty whether AT&T will place any such orders under the Agreement.

GROSS MARGIN ON SYSTEMS REVENUES

The Company's gross profit margin on Systems revenues was 13% and 26% for the second quarters of 1996 and 1995, respectively, and 17% and 28% for the six months ended June 30, 1996 and 1995, respectively. The decline in Systems gross margin was primarily due to a charge of approximately $3.0 million incurred in the second quarter of 1996 to reduce the value of certain inventories to market price. This value reduction was related to the recent price decline in the DRAM memory component market. Other factors which contributed to the decline in the gross profit margin percentage were heavier price discounting as a result of intense price competition, the increased sale of lower priced EXPLORA network computers, and decreased manufacturing efficiencies caused by lower volumes in the second quarter and first six months of 1996 when compared to the corresponding periods of 1995.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross profit margin on Software revenues was 84% for the second quarter of 1996 compared to 88% for the second quarter of 1995, and 81% for the first six months of 1996 compared to 88% for the same period of 1995, reflecting lower revenues, offset slightly by a more favorable mix of different types of OEM revenue.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $4.0 million for the second quarter of 1996 compared to $3.0 million for the second quarter of 1995, and $8.1 million for the six-month period ended June 30, 1996 compared to $6.0 million for the first six months of 1995. The quarter-to-quarter increases were primarily related to increased software development efforts during the 1996 periods in both the PC Connectivity and Z-Mail product lines. The second quarters of both 1995 and 1996 include R&D expenses incurred by the Z-Mail product line, and the first six months of 1995 and 1996 include R&D expenses for both the Mariner and Z-Mail product lines. Because the Company has sold these two product lines, the related R&D expenses will not be incurred in future periods. However, the Company plans to increase its efforts in

                         NETWORK COMPUTING DEVICES, INC.

research and development, primarily in the area of network computers and related software. As a percentage of net revenues, R&D expenses increased to 14% for the second quarter and first six months of 1996 from 8% for the second quarter and first six months of 1995, reflecting the combined impact of increased spending and lower net revenues.

MARKETING AND SELLING

Marketing and selling expenses were $9.4 million and $8.2 million for the second quarters of 1996 and 1995, respectively, and $19.0 million and $17.1 million for the six-month periods ended June 30, 1996 and 1995, respectively. The increases in 1996 compared to the corresponding periods of the previous year were primarily related to higher staffing, facilities and promotional costs associated with the division of the Systems and Software businesses into separate business units. In June 1996, the Company determined to recombine its remaining business units. As a percentage of total net revenues, marketing and selling expenses were 32% and 23% for the second quarters of 1996 and 1995, respectively, and 32% and 24%, for the six months ended June
30, 1996 and 1995, respectively, and resulted from the combined effects of increased spending and lower net revenues.

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses were $3.5 million and $2.0 million for the second quarters of 1996 and 1995, respectively and $6.0 million and $4.0 million for the first six months of 1996 and 1995, respectively. When compared to 1995, the increase in expenses for the same periods of 1996 was largely due to both severance costs associated with the elimination of certain positions within the Company and to increased personnel costs that resulted from the division of the Systems and Software businesses into separate business units.
As mentioned above under "Marketing and Selling," in late June 1996 the Company determined to recombine its remaining business units. As a percentage of net revenues, G&A expenses increased to 12% in the second quarter of 1996 from 6% in the second quarter of 1995, and to 10% in the first six months of 1996 from 6% in the same period of 1995, the combined impact of increased expenses and lower revenues.

OTHER INCOME

Other income primarily includes interest income, net of interest expense. The slight increase in interest income, net, in the second quarter and first six months of 1996 over the comparable periods of 1995 was due primarily to lower interest expense incurred on declining capital lease obligation balances offset by lower interest earned on lower cash and investment balances at declining interest rates.

GAIN (LOSS) ON SALE OF PRODUCT LINE(S)

The loss on the sale of the product line for the second quarter 1996 represents the net loss on the Company's sale of the Z-Mail division. The gain on the sale of product lines for the first six months of 1996 represents the net gain on the sale of the Mariner product line in February 1996, offset slightly by the net loss on the sale of Z-Mail in June 1996.

INCOME TAXES

The Company recorded an income tax benefit of $4.0 million on pretax losses incurred during the second quarter of 1996. This compared to an income tax provision of $35,000 during the second quarter 1995.

FINANCIAL CONDITION

Total assets as of June 30, 1996 decreased by $13.4 million, or 14%, from December 31, 1995. The change in total assets predominantly reflects significant decreases in combined cash and short-term investments and accounts receivable of $9.7 million and $5.3 million, respectively. The decline in combined cash and short-term investments was primarily the result of cash used in operations ($18.6 million) partially offset by cash received from the sale of product lines ($8.6 million). The reduction in accounts receivable was primarily caused by a reduction in sales volumes during the quarter. The aforementioned decreases were partially

                           NETWORK COMPUTING DEVICES, INC.

offset by an increase in prepaid expenses and other of $2.9 million, which was primarily related to income tax refunds receivable generated by net operating loss carrybacks.

Total liabilities as of June 30, 1996 decreased by $8.9 million, or 30%, from December 31, 1995. The decrease was primarily associated with lower accounts payable and income taxes payable balances. The reduction in accounts payable was associated with lower inventory receipts occurring beyond the middle of the second quarter, while reductions in accrued income taxes payable was caused by a significant operating loss in the second quarter of 1996.

LIQUIDITY

At June 30, 1996, the Company's primary sources of liquidity consisted of combined cash and equivalents and short-term investments totaling $26.4 million. Although the Company also had a $7.0 million bank line of credit in place, as a result of its loss for the year ended December 31, 1995, the Company was in default under certain financial covenants in its agreement as of June 30, 1996, and accordingly, its line of credit was unavailable. This line of credit was never utilized and was terminated in July 1996. The Company believes that its existing sources of liquidity are sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

FUTURE PERFORMANCE AND RISK FACTORS

THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

EVOLVING NETWORK COMPUTING MARKET

The Company derives a majority of its revenues from the sale of network computer products, or X-terminals, and related software. During the past several years, the Company and other manufacturers of network computing systems and products have experienced intense competition from alternative desktop computing products, particularly personal computers, which has slowed the growth and development of the network computing market. Until recently, the absence of X protocol support from Microsoft Corporation ("Microsoft"), combined with the proliferation of off-the-shelf Windows-based application software, constituted an obstacle to the expansion of the network computing model into Windows-based environments. The introduction of the Company's WinCenter Pro multi-user Windows application server software and new, lower-priced network computers have allowed the Company to offer network computing systems that provide users with access to Windows applications, although sales of these new products have been limited to date. The Company's future success will depend in substantial part upon increased acceptance of the network computing model and the successful marketing of the Company's new network computing products. There can be no assurance that the Company's new network computing products will compete successfully with alternative desktop solutions or that the network computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for the Company's network computing products would have a material, adverse effect on the Company's business, operating results and financial condition. See "Item 1. Business - Industry Background" and "Business
- - Markets and Applications" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

COMPETITION

The desktop computer and information access markets are characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the network computing market has intensified over the past several years, resulting in price reductions, reduced profit margins and the loss of the Company's leading market share position in the X-terminal market. This competition has adversely affected the Company's operating results. In addition, intense competition from alternative desktop computing products, particularly personal computers, has

                           NETWORK COMPUTING DEVICES, INC.

resulted in a reduction in demand for X-terminal products. The Company expects this intense competition to continue and there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. The Company's software products also face substantial competition from software vendors that offer similar products, including several large software companies. See "ltem 1. Business - Competition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have varied significantly, particularly on a quarterly basis, as a result of a number of factors, including general economic conditions affecting industry demand for computer products, the timing and market acceptance of new product introductions by the Company and its competitors, the timing of significant orders from and shipments to large customers, periodic changes in product pricing and discounting due to competitive factors, and the availability and pricing of key components, such as DRAMs, video monitors, integrated circuits and electronic sub-assemblies, some of which require substantial order lead times. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing and introducing new products, its product and customer mix, the level of competition which it experiences and its ability to develop and maintain strategic business alliances. In addition, the Company operates with a relatively small backlog. Revenues and operating results therefore generally depend on the volume and timing of orders received which are difficult to forecast and which may occur disproportionately during any given quarter or year. The Company's expense levels are based in part on its forecast of future revenues. If revenues are below expectations, the Company's operating results may be adversely affected. The Company has experienced an increasingly disproportionate amount of shipments occurring in the last month of its fiscal quarters. This trend increases the risk of material quarter-to-quarter fluctuations in the Company's revenues and operating results. In the past, the Company has experienced reduced orders during the first and third quarters due to buying patterns common in the computer industry. In addition, sales in Europe have been adversely affected in the third calendar quarter, when many European customers reduce their business activities.

NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS

The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future results will depend to a considerable extent on its ability to continuously develop, introduce and deliver in quantity new hardware and software products that offer its customers enhanced performance at competitive prices. The development and introduction of new products is a complex and uncertain process requiring substantial financial resources and high levels of innovation, accurate anticipation of technological and market trends and the successful and timely completion of product development. Once a hardware product is developed, the Company must rapidly bring it into volume production, a process that requires accurate forecasting of customer requirements in order to achieve acceptable manufacturing costs. The introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruption to customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. As the Company is continuously engaged in this product development and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis. The inability to finance important research and development projects, delays in the introduction of new and enhanced products, the failure of such products to gain market acceptance, or problems associated with new product transitions could adversely affect the Company's operating results. See "Item 1. Business - Industry Background" and "Business - Research and Development" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RELIANCE ON INDEPENDENT DISTRIBUTORS AND RESELLERS

                           NETWORK COMPUTING DEVICES, INC.

The Company relies substantially on independent distributors and resellers for the marketing and distribution of its products, particularly its Software products. During 1995, the Company consolidated its Software sales operations by creating a single organization devoted to the sale of the Company's PC connectivity and messaging software and re-oriented its Software sales strategy toward the increased use of distributors, VARs and other resellers. In late 1995 and early 1996, the Company experienced significant returns of its Software products from its distributors. There can be no assurance that the Company will not continue to experience similar levels of returns. In addition, there can be no assurance that the Company's distributors and resellers will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of the Company's competitors. A reduction in sales effort or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales and could adversely affect the Company's operating results. In addition, there can be no assurance as to the continued viability or the financial stability of the Company's distributors and resellers, the Company's ability to retain its existing distributors and resellers or the Company's ability to add distributors and resellers in the future. See "Item 1. Business - Marketing and Sales" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RELIANCE ON INDEPENDENT CONTRACTORS

The Company relies on independent contractors for virtually all of the sub-assembly of the Company's network computer products. The Company's reliance on these independent contractors limits its control over delivery schedules, quality assurance and product costs. In addition, a number of the Company's independent suppliers are located abroad. The Company's reliance on these foreign suppliers subjects the Company to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. The Company currently obtains all of the sub-assemblies used for its network computer products (consisting of all major components except monitors and cables) from a single supplier located in Thailand. Any significant interruption in the supply of sub-assemblies from this contractor would have a material adverse effect on the Company's business and operating results. Disruptions in the provision of components by the Company's other suppliers, or other events that would require the Company to seek alternate sources of supply, could also lead to supply constraints or delays in delivery of the Company's products and adversely affect its operating results. The operations of certain of the Company's foreign suppliers were briefly disrupted during 1992 due to political instability in Thailand. See "Item. 1. Business - Manufacturing and Supplies" in the Company's Annual Report in Form 10-K for the year ended December 31, 1995.

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

DEPENDENCE ON KEY PERSONNEL

                           NETWORK COMPUTING DEVICES, INC.

The Company's success depends to a significant degree upon the continuing contributions of its senior management and other key employees. Recently, the Company experienced turnover of certain senior management positions. Robert G. Gilbertson was appointed to the position of President and Chief Executive Officer and Rudolph G. Morin was appointed as Executive Vice President of Operations and Finance. Moreover, partially as a consequence of the restructuring of its business in 1995, the Company has experienced significant turnover of management personnel, particularly in its finance, procurement, manufacturing, and sales organizations. The Company believes that its future success will depend in large part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results or financial condition.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

    Exhibit 10.42 Alliance Agreement dated June 27, 1996 by and between the Registrant and International Business Machines
                   Corporation.(1)(2)

    Exhibit 10.43 Asset Purchase Agreement dated June 3, 1996 by and among the Registrant and NetManage, Inc.(2)

    Exhibit 11.1 Statement Regarding Computation of Shares Used in Per Share Earnings Computations.

    Exhibit 27     Financial Data Schedule.

    (1) Confidential treatment has been requested as to a portion of this exhibit.
    (2) Other exhibits to this agreement not filed herewith are identified in this agreement. The Company will furnish supplementally any omitted exhibit to the Commission upon request.

(b) The Company filed no reports on Form 8-K during the three-month period ended June 30, 1996.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Network Computing Devices, Inc.
                                     (Registrant)

Date:  August 12, 1996

                             By:



                             /s/  Rudolph G. Morin
                             ------------------------------------------------
                             Rudolph G. Morin
                             Executive Vice President, Operations and Finance (Duly Authorized and Principal Financial and Accounting Officer)