Form 10-Q/A
period 1995-06-30
NETWORK COMPUTING DEVICES INC
filed 1996-08-23
CIK 886138

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                             _______________

                               FORM 10-Q/A

(Mark One)
    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended June 30, 1995

                                   or

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

                                Yes  X   No
                                    ---     ---

The number of shares outstanding of the Registrant's Common Stock was 15,826,983 at July 31, 1995.

                        NETWORK COMPUTING DEVICES, INC.

                                      INDEX

                      DESCRIPTION                                  PAGE NUMBER
- -----------------------------------------------------------        -----------
Cover Page                                                                1

Index                                                                     2

Part I:  Financial Information

     Item 1: Financial Statements

             Condensed Consolidated Balance Sheets as of
                June 30, 1995 and December 31, 1994                       3

             Condensed Consolidated Statements of Operations
                for the Three- and Six-Month Periods Ended
                June 30, 1995 and 1994                                    4
             Condensed Consolidated Statements of Cash Flows
                for the Six-Month Periods Ended June 30, 1995
                and 1994                                                  5
             Notes to Condensed Consolidated Financial
                Statements                                                6

     Item 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         9

Part II:     Other Information

     Item 4: Submission of Matters to a Vote of Security
             Holders                                                     17

     Item 5: Other Information                                           17

     Item 6: Exhibits and Reports on Form 8-K                            17

Signature                                                                18

                       NETWORK COMPUTING DEVICES, INC.

                        PART I:  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                  June 30,    December 31,
                                                  --------    ------------
                                                    1995          1994
                                                  -------       --------
                                                (UNAUDITED)
Current assets:
  Cash and cash equivalents                        $4,687         $7,407
  Short-term investments                           28,531         23,813
  Accounts receivable, net                         25,884         31,743
  Inventories                                      18,877         23,622
  Prepaid expenses and other                        3,283          1,325
  Deferred income taxes                             1,861          2,535
                                                  -------       --------
Total current assets                               83,123         90,445

Property and equipment, net                         6,666          6,052
Other assets                                        5,041          4,532
                                                  -------       --------
Total assets                                      $94,830       $101,029
                                                  -------       --------
                                                  -------       --------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $11,496        $17,636
  Current portion of capital lease obligations      1,190          1,346
  Income taxes payable                                867            833
  Accrued expenses                                  9,112          7,828
                                                  -------       --------
Total current liabilities                          22,665         27,643
Long-term portion of capital lease obligations      1,330          1,497
Shareholders' equity:
  Common stock                                     61,975         63,420
  Retained earnings                                 8,860          8,469
                                                  -------       --------
Total shareholders' equity                         70,835         71,889
                                                  -------       --------
Total liabilities and shareholders' equity        $94,830       $101,029
                                                  -------       --------
                                                  -------       --------

                             See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Quarter            Six Months
                                                                   Ended June 30,      Ended June 30,
                                                                 -----------------   ------------------
                                                                  1995       1994      1995      1994
                                                                 -------   -------   -------   --------
Net revenues                                                     $35,031   $41,157   $72,559   $ 79,339
Cost of revenues                                                  22,049    27,924    45,435     53,060
                                                                 -------   -------   -------   --------
- ------
Gross profit margin                                              $12,982   $13,233   $27,124   $ 26,279
                                                                 -------   -------   -------   --------
Operating expenses:
  Research and development                                         2,971     2,383     5,990      4,718
  Marketing and selling                                            8,202     9,164    17,148     16,855
  General and administrative                                       2,032     1,638     4,014      3,191
  Charge for acquired in-process research and development              -         -         -     15,031
                                                                 -------   -------   -------   --------
Total operating expenses                                          13,205    13,185    27,152    39,795
                                                                 -------   -------   -------   --------
Operating income (loss)                                             (223)       48       (28)   (13,516)
Other income, net                                                    343       232       615      7,720
                                                                 -------   -------   -------   --------
Income (loss) before income taxes and cumulative
  effect of accounting change                                        120       280       587     (5,796)
Provision for income taxes                                            35        98       198      3,232
                                                                 -------   -------   -------   --------
Net income (loss)                                                $    85   $   182   $   389   $ (9,028)
                                                                 -------   -------   -------   --------
                                                                 -------   -------   -------   --------

Net income (loss) per share                                      $  0.00   $  0.01   $  0.02   $  (0.54)
                                                                 -------   -------   -------   --------
                                                                 -------   -------   -------   --------
Weighted average common shares and equivalents - primary          17,003    17,327    16,797     16,619
                                                                 -------   -------   -------   --------
                                                                 -------   -------   -------   --------

Net income (loss) for fully diluted per share calculations       $    85   $(6,847)  $   389   $(15,912)
                                                                 -------   -------   -------   --------
                                                                 -------   -------   -------   --------
Net income (loss) per share - fully diluted                      $  0.00   $ (0.38)    0.02    $  (0.92)
                                                                 -------   -------   -------   --------
                                                                 -------   -------   -------   --------
Weighted average common shares and equivalents - fully diluted    17,003    17,883    16,797     17,212
                                                                 -------   -------   -------   --------
                                                                 -------   -------   -------   --------

                           See accompanying notes.

                       NETWORK COMPUTING DEVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                      1995        1994
                                                                    -------     -------
Cash flows from operations:
  Net income (loss)                                                  $  389     $(9,028)
  Reconciliation to cash provided (used) by operations:
    Acquired in-process research and development                          -      15,031
    Gain on sale of NetManage, Inc. common stock                          -      (7,237)
    Depreciation and amortization                                     2,594       1,918
    Changes in:
      Accounts receivable, net                                        5,859        (242)
      Inventories                                                     4,745      (2,601)
      Prepaid expenses and other                                     (1,958)     (1,248)
      Accounts payable                                               (6,140)      5,262
      Income taxes payable                                               34        (356)
      Accrued expenses                                                1,284        (223)
                                                                    -------     -------
    Cash provided by operations                                       6,807       1,276
                                                                    -------     -------
    Cash flows from investing activities:
      Short-term investments, net                                    (4,718)     (9,932)
      Changes in other assets                                          (146)       (323)
      Capitalization of software costs                                 (445)       (897)
      Acquisition of Z-Code Software Corp., net of cash acquired          -      (3,104)
      Proceeds from sale of NetManage, Inc. common stock                  -       9,237
      Property and equipment purchases                               (1,968)     (1,391)
                                                                    -------     -------
    Cash used by investing activities                                (7,277)     (6,410)
                                                                    -------     -------
    Cash flows from financing activities:
      Principal payments on capital lease obligations                  (805)       (705)
      Repurchases of stock                                           (2,373)          -
      Proceeds from issuance of stock, net of issuance costs            928         662
                                                                    -------     -------
    Cash used by financing activities                                (2,250)        (43)
                                                                    -------     -------
    Decrease in cash and equivalents                                 (2,720)     (5,177)
    Cash and equivalents:
      Beginning of period                                             7,407       6,879
                                                                    -------     -------
      End of period                                                 $ 4,687     $ 1,702
                                                                    -------     -------
                                                                    -------     -------
    SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD:
      Interest                                                      $   148     $   152
                                                                    -------     -------
                                                                    -------     -------
      Income taxes                                                  $   164     $ 3,588
                                                                    -------     -------
                                                                    -------     -------
    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES:
      Common stock issued for and accrued direct expenses
       of Z-Code acquisition                                        $     -     $12,333
                                                                    -------     -------
                                                                    -------     -------
      Property and equipment acquired under capital
       lease obligations                                            $   482     $   132
                                                                    -------     -------
                                                                    -------     -------

                           See accompanying notes.

                        NETWORK COMPUTING DEVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the Company) furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' consolidated financial position, the results of their operations, and their cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The consolidated results of operations for the quarter and six-month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1995.

(2) NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock and common stock equivalents determined to be outstanding during the periods. Common stock equivalents are not considered in the calculation of net loss per share when their effect would be antidilutive.

(3) FINANCIAL STATEMENT COMPONENTS

     REVENUES
     Net revenues consisted of (in thousands):

                                      Quarter                Six Months
                                   Ended June 30,          Ended June 30,
                                -------------------     -------------------
                                  1995        1994        1995        1994
                                -------     -------     -------     -------
         Revenues               $31,422     $38,184     $66,289     $72,847
         Related party revenues   3,609       2,973       6,270       6,492
                                -------     -------     -------     -------
                                $35,031     $41,157     $72,559     $79,339
                                -------     -------     -------     -------
                                -------     -------     -------     -------

Related party revenues consisted of sales to Motorola, Inc., a related party by virtue of its holding approximately 10% and 8% of the Company's common stock as of June 30, 1995 and 1994, respectively.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):

                                                 June 30,  December 31,
                                                   1995        1994
                                                 -------     -------
       Purchased components and sub-assemblies   $11,384     $17,282
       Work in process                             1,191       1,121
       Finished goods                              6,302       5,219
                                                 -------     -------
                                                 $18,877     $23,622
                                                 -------     -------
                                                 -------     -------

                        NETWORK COMPUTING DEVICES, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SHORT-TERM INVESTMENTS

For the periods presented, all short-term investments were classified as "available-for-sale securities" and reflected in the balance sheet as "Short-term investments." The differences in actual cost and fair value as of June 30, 1995 and December 31, 1994 were not significant. Short-term investments consisted of the following (in thousands):

                                          June 30,  December 31,
                                            1995        1994
                                          -------     -------
          Tax exempt money market fund    $     0     $    24
          Municipal notes/bonds            16,431      10,458
          Corporate equity securities      12,100      12,233
          Commercial paper                      -       1,098
                                          -------     -------
                                          $28,531     $23,813
                                          -------     -------
                                          -------     -------

The cost and estimated fair value of available-for-sale debt securities, by contractual maturity, consisted of the following (in thousands):

                                           June 30,  December 31,
                                             1995        1994
                                           -------     -------
          Due in one year or less          $21,255     $22,101
          Due within one to five years       7,276       1,712
                                           -------     -------
                                           $28,531     $23,813
                                           -------     -------
                                           -------     -------

(4) ACQUISITION OF Z-CODE SOFTWARE CORP.

In February 1994, the Company purchased all of the outstanding stock of Z-Code Software Corp. (Z-Code), a developer of electronic mail and messaging software. The initial consideration for the acquisition was approximately $3.2 million in cash and 3,000,000 shares of the Company's common stock (including approximately 269,000 shares issuable upon exercise of options). Of these shares, approximately 1,183,000 ( the Performance Shares) were held in escrow and subject to release, in whole or in part, only upon the achievement of certain financial performance objectives over a 15-month period ending in the second quarter of 1995. Additional cash of up to $3.2 million was also contingently payable based on the achievement of these objectives.

The acquisition was accounted for using the purchase method and, accordingly, the operating results of Z-Code have been included in the consolidated financial statements of the Company from the date of acquisition. The initial cash payment, $1.5 million of direct expenses and the value of the stock (excluding the Performance Shares) was allocated as follows (in thousands):


     Net liabilities assumed                                 $  (245)
     Research and development in-process                      15,031
     Purchased software technology & other intangibles         1,084
     Deferred income tax liability                              (293)
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

                        NETWORK COMPUTING DEVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 1994, the Company repurchased 1,361,802 shares of its common stock at fair market value from the former principal shareholder of Z-Code for approximately $5.0 million and paid approximately $2.5 million in exchange for his contingent rights to an additional 1,041,378 Performance Shares that were held in escrow as well as his contingent right to receive up to approximately $2.5 million in cash. Substantially all of the payment for the contingent stock and cash rights was allocated to in-process research and development acquired in the Z-Code acquisition and was charged to operations in the third quarter of 1994. Up to approximately 142,000 Performance Shares and $700,000 in cash were contingently issuable to the other former Z-Code shareholder and option holders following this transaction. In the second quarter of 1995 the Company determined that the performance objectives had not been achieved. Accordingly none of the remaining performance shares or contingent cash payments will be issued or paid.

The following unaudited pro forma combined results of operations for the quarter ended March 31, 1994 are presented as if the acquisition had occurred at the beginning of the period, including the subsequent repurchase of the stock the Company issued. The one-time charge for the write-off of research and development in-process has not been reflected in the following pro forma summary as it is non-recurring, nor have adjustments been made for the assumption that any of the financial performance objectives have been achieved. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Z-Code had constituted a consolidated entity during the period.

     (IN THOUSANDS, EXCEPT PER SHARE DATA)   Six Months Ended June 30, 1994
                                             ------------------------------
     Net revenues                                      $79,550
                                                       -------
                                                       -------
     Net income                                        $ 5,628
                                                       -------
                                                       -------
     Primary net income per share                      $  0.32
                                                       -------
                                                       -------
     Fully diluted net income per share                $  0.31
                                                       -------
                                                       -------

(5)  SALE OF NETMANAGE COMMON STOCK

The Company acquired approximately five percent of the outstanding capital stock (297,768 shares after a 3-for-1 stock split in August 1993) of NetManage, Inc. in March 1993 for a cash investment of $2 million. In September 1993, NetManage concluded the initial public offering of its common stock, and on February 17, 1994, the Company sold all of its shares of NetManage common stock in an underwritten public offering for net proceeds of $9.2 million.

(6) BUSINESS RESTRUCTURING

In July 1995, the Company determined to undertake a strategic restructuring program to realign and consolidate its software businesses and intended to reduce operating expenses and improve the operating performance of its X-Terminal operations in reaction to intense competition and slowness in the X-Terminal market. The Company plans to streamline its X-Terminal operations by reducing its work force, consolidating facilities, and reserving for the impairment of various other assets. The restructuring will involve a reduction of approximately 40% of the Company's leased facilities, and in excess of 20% of the Company's employees. This plan will result in a one-time, pre-tax charge to earnings currently estimated to be between $5.5 million and $7.5 million. Such charge will result in a net loss for the quarter ending September 30, 1995 and could result in a net loss for the year ending December 31, 1995.

                        NETWORK COMPUTING DEVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION INCORPORATES CERTAIN CORRECTIONS TO HISTORICAL FINANCIAL DATA BUT IS NOT INTENDED TO UPDATE ANY OTHER INFORMATION THAT WAS PRESENTED IN THIS REPORT WHEN IT WAS ORIGINALLY FILED. THE FOLLOWING DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION THAT MAY BE INACCURATE AS OF THE DATE OF THIS AMENDMENT IN LIGHT OF SUBSEQUENT EVENTS, CHANGES IN CIRCUMSTANCES OR INFORMATION THAT HAS COME TO LIGHT SINCE THE ORIGINAL FILING OF THIS REPORT. FOR A MORE RECENT DISCUSSION OF THE MATTERS ADDRESSED IN THIS ITEM, SEE "PART I. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" SET FORTH IN THE COMPANY'S FORM 10-Q REPORT FOR THE QUARTER ENDED JUNE 30, 1996.

The following information should be read in conjunction with the unaudited condensed consolidated interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1994 Annual Report to Shareholders.

The Company designs, develops, manufactures and markets hardware and software products that provide information access to networks of heterogeneous computers. The Company develops and markets a variety of information access software, including PC-Xware, its line of X server products which integrate PCs into X Window UNIX environments, and its Z-mail electronic mail and messaging products for multivendor open applications, and has announced Mariner, an Internet navigation software tool that provides a unified interface to all Internet resources. The Company also offers a broad range of X-terminals with graphical multiwindow interfaces allowing users access to various operating system environments via the industry-standard X Window system.

The Company currently intends to focus its efforts on the continued growth and expansion of its software product lines while maintaining its strong market position in the X-Terminal market by continuing to develop and improve its X-Terminal product line. The Company anticipates that its software business will account for an increasingly significant portion of its future net revenues.

The results of operations for the interim periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year or any future period.

BUSINESS RESTRUCTURING

In July 1995, the Company determined to undertake a strategic restructuring program to realign and consolidate its software businesses and intended to reduce operating expenses and improve the operating performance of its X-Terminal operations in reaction to intense competition and slowness in the X-Terminal market. The Company plans to streamline its X-Terminal operations by reducing its workforce, consolidating facilities, and reserving for the impairment of various other assets.

The restructuring will involve a reduction of approximately 40% of the Company's leased facilities, and in excess of 20% of the Company's employees. This plan will result in a one-time, pre-tax charge to earnings in the third quarter of 1995, currently estimated to be between $5.5 million and $7.5 million. Such a charge will result in a net loss for the quarter ending September 30, 1995 and could result in a net loss for the year ending December 31, 1995.

ACQUISITION OF Z-CODE SOFTWARE CORP.

In February 1994, the Company acquired all of the outstanding stock of Z-Code Software Corp. ("Z-Code"), a developer of electronic mail and messaging application products for open systems environments across heterogeneous computer architectures, operating systems and networks. The initial consideration for the acquisition was approximately $3.2 million in cash, shares of the Company's Common Stock valued at approximately $10.9 million, and other direct acquisition costs for a total of approximately $15.6 million. Approximately $15 million of this amount was allocated by the Company to in-process research and

                        NETWORK COMPUTING DEVICES, INC.

development and charged to operations in the first quarter of 1994, resulting in a net loss for the quarter and for the six-month period ended June 30, 1994. Z-Code's operating results have been included in the consolidated financial statements from the date of acquisition. Additional cash and stock (the "Performance Shares") were contingently issuable to the Z-Code shareholders and option holders subject to the achievement of certain financial performance objectives over a 15-month period ending in the second quarter of 1995. In July 1994, the Company paid approximately $2.5 million to the former principal shareholder of Z-Code in exchange for his contingent cash and stock rights. Substantially all of this amount was also allocated to in-process research and development and charged to operations in the third quarter of 1994. Based upon operating results through the second quarter of 1995, no additional cash or Performance Shares will be paid or issued to the remaining holders of such contingent rights.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's condensed consolidated statements of operations as a percentage of net revenues for the periods indicated.

                                                                 Six Months
                                           Quarter Ended           Ended
                                              June 30,            June 30,
                                          ---------------     --------------
                                           1995      1994      1995     1994
                                          -----     -----     -----    -----
Net revenues                              100.0%    100.0%    100.0%   100.0%
Cost of revenues                           62.9      67.8      62.6     66.9
                                          -----     -----     -----    -----
     Gross profit                          37.1      32.2      37.4     33.1
                                          -----     -----     -----    -----
Operating expenses:
   Research and development                 8.5       5.8       8.3      5.9
   Marketing and selling                   23.4      22.3      23.6     21.3
   General and administrative               5.8       4.0       5.5      4.0
   Non-recurring charge for acquired
    in-process research and development      .0        .0        .0     19.0
                                          -----     -----     -----    -----
Total operating expenses                   37.7      32.1      37.4     50.2
                                          -----     -----     -----    -----
Operating income (loss)                    (0.6)      0.1       0.0    (17.1)
Other income, net                           1.0       0.5       0.8      9.8
                                          -----     -----     -----    -----
Income (loss) before income taxes           0.3       0.6       0.8     (7.3)
Provision for income taxes                  0.1       0.2       0.3      4.1
                                          -----     -----     -----    -----
Net income (loss)                           0.2%      0.4%      0.5%   (11.4%)
                                          -----     -----     -----    -----
                                          -----     -----     -----    -----

The Company's operating results have varied significantly, particularly on a quarterly basis, as a result of a number of factors, including general economic conditions affecting industry demand for computer products; the timing and market acceptance of new product introductions by the Company; the timing of significant orders from and shipments to large customers; periodic changes in product pricing due to competitive factors; and the availability and pricing of key components, such as video monitors, integrated circuits (particularly memory, microprocessors and ASICs) and electronic subassemblies, some of which require substantial order lead times. The Company's operating results may fluctuate in the future as a result of these and other factors, including future developments in the X-Terminal market, continued growth in the software markets that the Company's products address, acceptance of the Company's products, the Company's success in developing and introducing new products, its product and customer mix, its success in entering the personal computer-based software business, and its ability to develop and maintain strategic alliances.

                        NETWORK COMPUTING DEVICES, INC.

The Company's operating results have also been affected by significant competition from other X-Terminal manufacturers, suppliers of workstations and personal computers, and software developers. Competition within the X-Terminal market has intensified over the past several years, resulting in price reductions, reduced profit margins and the loss of the Company's leading market share position in the X-Terminal market, and adversely affecting the Company's operating results. In addition, intense competition from alternative desktop computing products, particularly personal computers, has also slowed the growth of the X-Terminal market. The Company expects this intense competition to continue and expects that overall market demand for X-Terminal products will continue to decline for the foreseeable future.

The Company relies significantly on independent distributors and resellers for the marketing and distribution of its products, especially for its software product lines. There can be no assurance that these distributors and resellers will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales and could adversely affect the Company's operating results. In addition, there can be no assurance as to the continued viability or the financial stability of the Company's distributors and resellers, the Company's ability to retain its existing distributors and resellers, or the Company's ability to add distributors and resellers in the future. Although the Company monitors its distributors and resellers closely, there can be no assurance that they will not encounter problems of this type in the future. Any significant problems with distributors or resellers could lead to reduced sales and could adversely affect the Company's operating results.

The Company's distributors and resellers have historically maintained limited inventory levels and the Company has not experienced any significant product returns. The Company does not believe that this is likely to change in the future. However, in the event the Company's distributors and resellers were to change their inventory stocking practices with respect to the Company's products, the Company could face an increased risk of product returns or stock rotation from its distribution channels. Such activity could have a material adverse effect on the Company's results of operations.

The Company operates with a small backlog. Sales and operating results, therefore, generally depend on the volume and timing of orders received, which are difficult to forecast and may occur disproportionately during a quarter and the year. The Company has increasingly experienced disproportionate amounts of shipments occurring in the last month of the quarter. This trend increases the risk of material quarter to quarter fluctuations in the Company's operating results. Historically, the Company has experienced slowness in orders during the first and third quarter of each calendar year due to buying patterns common in the computer industry.

A majority of the Company's international sales are denominated in U.S. dollars, and an increase or decrease in the value of the U.S. dollar relative to foreign currencies could make the Company's products less or more price-competitive in those markets. During recent quarters, as much as 9% of net revenues were derived from sales to a single customer in the United Kingdom and were denominated in pound sterling. Sales denominated in a foreign currency, which may increase in the future, are subject to exchange rate fluctuations which could affect the Company's operating results negatively or positively, depending on the value of the U.S. dollar against the other currency. Where the Company believes large foreign currency-denominated sales could pose significant exposure to exchange rate fluctuations, the Company acquires forward exchange contracts to reduce such exposure.

The Company's stock price has been and will continue to be subject to significant fluctuations, particularly in response to quarterly variations in the Company's actual or anticipated operating results. Shortfalls in actual revenues, gross margins or earnings from historical levels or from levels forecast by securities analysts could have an adverse effect on the trading price of the Company's common stock. The Company may not be able to quantify such a quarterly shortfall until the end of the quarter, which could result in an

                        NETWORK COMPUTING DEVICES, INC.

immediate and adverse effect on the common stock price. In addition, the Company participates in a highly dynamic industry, and its common stock price is subject to significant volatility, often based upon industry factors unrelated to the Company's operating performance.

NET REVENUES

Net revenues for the second quarter of 1995 were $35.0 million, a decrease of $6.1million (15%) from the second quarter of 1994. For the six months ended June 30, 1995, net revenues were $72.6 million, a decrease of $6.8 million (9%) from the comparable 1994 period. While software revenues increased, the overall decrease in the Company's net revenues was attributable to a slowness in orders for the Company's X-terminal products.

The Company's X-terminal products accounted for net revenues of $28.8 million (82% of net revenues) in the second quarter of 1995 compared to $37.5 million (91% of net revenues) in the second quarter of 1994. For the six-months ended June 30, 1995, net revenues from X-Terminal products were $61.4 million, a decrease of $10.5 million (15%) from the comparable 1994 period.

The Company's software products accounted for net revenues of $6.2 million (18% of net revenues) in the second quarter of 1995 compared to $3.6 million (9% of net revenues) in the second quarter of 1994. For the six months ended June 30, 1995, net revenues from software products were $11.1 million, an increase of $3.7 million (51%) from the comparable 1994 period. The Company anticipates that software products will continue to account for an increasingly significant portion of its revenues in future periods.

Hardware revenues decreased in 1995 over 1994 due primarily to increased competition in the marketplace from other X-Terminal manufacturers, suppliers of workstations and alternative desktop computing devices, particularly personal computers.

Software revenues increased in 1995 over 1994 primarily due to a new version of PC-Xware, the Company's PC-UNIX integration software, which was introduced in July 1994, as well as the addition of revenues from Z-Code's e-mail products subsequent to the Z-Code acquisition in February 1994.

International sales (sales to customers outside North America) accounted for 30% and 29% of net revenues in the second quarter of 1995 and 1994, respectively, and 35% and 32% of net revenues for the six-month periods ended June 30, 1995 and 1994, respectively. The Company expects that international sales will continue to represent a significant portion of its net revenues, although the percentage of international revenues derived from software products may differ significantly from historic rates for the Company's X-Terminal products.

Sales to Motorola, Inc., the Company's largest OEM customer and a related party by virtue of its ownership of approximately 10% of the Company's common stock, represented approximately 10% and 7% of net revenues in the second quarter of 1995 and 1994, respectively, and 9% and 8% for the six month periods ended June 1995 and 1994, respectively. The Company does not have a long-term sales contract with Motorola, Inc., which purchases the Company's products on an as-needed basis to satisfy the requirements of its own customers. Accordingly, the Company is unable to predict future levels of sales to Motorola, Inc. Significant reductions in such sales levels from their historic rate could have a material adverse effect on the Company's operating results.

GROSS PROFIT

Cost of revenues consists primarily of materials, manufacturing overhead, freight and warranty costs for X-Terminal products, and the cost of duplication for software products. The Company's gross profit margins were 37.1% and 32.2% for the second quarter of 1995 and 1994, respectively, and 37.4% and 33.1% for the six months ended June 30, 1995 and 1994, respectively. The increase in gross margin was due to the shift in product mix toward the Company's higher margin software products.

                        NETWORK COMPUTING DEVICES, INC.

The Company expects its X-Terminal product transition cycle to be extremely important in 1995 as it introduces a number of new and enhanced products across its product line. The introduction of new or enhanced X-Terminal products requires the Company to manage the transition from older, displaced products in order to minimize disruption in customer ordering patterns, avoid excess levels of older product inventories, which may need to be disposed of at substantially reduced margins, and ensure that adequate supplies of new products can be delivered on a timely basis to meet customer demand. Because the Company is continuously engaged in this product development and transition process, its operating results may be subject to considerable fluctuation, particularly on a quarterly basis.

The Company, like many computer system vendors, relies on single or limited source suppliers for the components and subassemblies used in its X-Terminal products. The Company has, from time to time, experienced delays in the receipt of components and subassemblies from certain of these suppliers. In addition, the Company is required to place orders for certain components and subassemblies several months in advance of its anticipated requirements, and its ability to react to short-term increases or decreases in customer demand is, therefore, limited. Although to date the Company has generally been able to obtain an adequate supply of such components and subassemblies and endeavors to maintain inventory levels adequate to guard against interruptions in supplies, there can be no assurance that it will be able to obtain adequate supplies in the future. The Company's inability to develop alternative sources of supply in the future, or to obtain sufficient components from existing suppliers as required, could adversely affect the Company's gross margin. Certain other components, such as integrated circuits - particularly memory, microprocessors and ASICs - though generally available from multiple sources of supply, are subject to computer industry-wide demand which could result in limited availability or significant fluctuations in pricing. This could affect the Company's ability to obtain adequate materials and/or subject the Company to significantly higher costs than it has historically experienced. In addition, the Company's gross margins have, from time to time, been adversely affected by costs incurred to expedite receipt of key components, primarily to meet unexpected increases in demand for the Company's products and unexpected variations in product mix and customer type. The Company expects that it will periodically incur these expediting charges in the future and that they could adversely affect the Company's gross margins in future periods. The Company purchases certain of its components and subassemblies from offshore vendors whose prices, although denominated in U.S. dollars, are tied to the local currency. Should the U.S. dollar sustain a weakening exchange rate against these currencies, particularly the Japanese yen, gross margins could be adversely affected. The reliance upon foreign manufacturers for components exposes the Company to additional risks, including trade restrictions and changes in tariffs.

The Company expects intense competition in the desktop computing market to continue. Competitive pressures, timing of individual large orders and possible further changes in both hardware and software pricing, could negatively affect the Company's gross margins. In an effort to lessen the impact of lower X-Terminal selling prices on its gross margins, the Company is continuing its efforts to reduce product costs by redesigning its products, developing new manufacturing processes and emphasizing the growth and expansion of its software product lines.

RESEARCH AND DEVELOPMENT

Research and development expenses increased by $588,000 (25%) from the second quarter of 1994 to the second quarter of 1995, and by $1.3 million (27%) from the first six months of 1994 to the first six months of 1995. These increased expenditures were primarily attributable to additions to the Company's engineering staff as a result of increases in its investment in the development of software products. These increases include the software research and development expenses of the Z-Code product line (beginning in February 1994) as well as staffing and contractors fees for certain other software development projects, net of certain customer development fees received. The increase in software development costs were partially offset by the capitalization of certain costs ($218,000 in the quarter ended June 30, 1995 and $445,000 for the six-month period ended June 30, 1995 and none in the comparable periods in 1994) incurred in the development of new e-mail products, including Z-Mail for Windows and Macintosh, and the new versions of PC-Xware and NCDware.

                        NETWORK COMPUTING DEVICES, INC.

Development of new, high-performance computer products involves a number of risks, including the accurate anticipation of customer requirements and technological trends. In addition, software products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite significant testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments. Such errors could result in loss of or delay in market acceptance. The market for desktop computer products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company believes that its future success will depend, in large part, on its ability to enhance its existing product line and to continue to develop, introduce and deliver new products in a timely fashion.

MARKETING AND SELLING

Marketing and selling expenses decreased by $962,000 (10%) from the second quarter of 1994 to the second quarter of 1995, but increased $293,000 (2%) from the first six months of 1994 to the first six months of 1995. The second quarter decrease was largely due to decreased employee headcount and efforts to reduce marketing and selling costs of X-Terminal products. The Company intends to continue to invest in software sales and marketing activities and to expand its recently consolidated software telesales, channel sales and direct sales activities.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased by $394,000 (24%) from the second quarter of 1994 to the second quarter of 1995, and by $823,000 (26%) from the first six months of 1994 to the first six months of 1995. These increases were due to the inclusion, beginning in February 1994, of the general and administrative costs of the Company's Z-Code product line, as well as other costs required to support the Company's operations.

OPERATING INCOME

The Company's X-terminal products accounted for an operating loss of $954,000 in the second quarter of 1995 compared to operating income of $466,000 in the second quarter of 1994, and an operating loss of $658,000 in the six months ended June 30, 1995 compared to operating income of $1.5 million in the comparable period in 1994. Operating expenses associated with the X-terminal business did not decline proportionately with revenues. The reduction in operating results is principally due to the decrease in net revenues and associated operating margins.

The Company's software products accounted for operating income of $0.7 million in the second quarter of 1995 compared to an operating loss of $418,000 in the second quarter of 1994. For the six month period ended June 30, 1995, software products accounted for operating income of $0.6 million compared to an operating loss from operations of $15 million for the six-month period ending June 30, 1994. The increases are primarily the result of increased net software revenues and the Company's having incurred a $15 million charge for acquired in-process research and development in connection with the acquisition of Z-Code in 1994.

The Company's operating expenses are based in part on its expectations of future revenues and expense levels are generally committed in advance of sales. Although the Company has taken steps to reduce the operating expenses of its X-terminal business, the Company is continuing to expand its software organization and increase its operating expenses in order to generate and support increased revenue in the future.

                        NETWORK COMPUTING DEVICES, INC.

OTHER INCOME

Other income, which consists primarily of interest income and realized gains on the sale of investments, net of interest expense, increased $111,000 (48%) from the second quarter of 1994 to the second quarter of 1995, and $132,000 (27%) from the six-month period ended June 30, 1995 compared to the same period in 1994.

PROVISION FOR INCOME TAXES

The Company's provision for income taxes for the second quarter of 1995 was 29% compared to 35% in the second quarter of 1994, and 34% for the six-month period ended June 30, 1995 compared to 36% for the comparable period in 1994.

The Company expects to record a tax benefit from the anticipated restructuring charge in the third quarter of 1995 at the statutory federal and state tax rates. See "Business Restructuring."

NET INCOME (LOSS)

Net income for the second quarter of 1995 was $85,000, or $.00 per share, compared to $182,000, or $.01 per share, for the second quarter of 1994. For the six-month period ended June 30, 1995, net income was $389,000, or $.02 per share, compared to a net loss of $9.0 million, or $.54 per share, for the comparable period in 1994. Included in the six month period ending June 30, 1994, are charges totaling $15 million for in-process research and development related to the February 1994 acquisition of Z-Code and a gain of $4.7 million (net of income tax) on the Company's sale of the common stock of NetManage, Inc.

LIQUIDITY AND CAPITAL RESOURCES

For the sixth month period ended June 30, 1995, cash equivalents and short-term investments increased from $31.2 million (31% of total assets) to $33.2 million (35% of total assets). Net cash provided by operations was $6.8 million for the first half of 1995. The increase in cash was primarily due to increased collections of accounts receivable combined with a decrease in inventories which was partially offset by cash used to repurchase the Company's common stock.

In July 1995, the Company determined to undertake a strategic restructuring program intended to realign and consolidate its software businesses and to reduce operating expenses and improve the operating performance of its X-Terminal operations in reaction to intense competition and slowed growth in the X-Terminal market. See "Business Restructuring." Cash requirements associated with the anticipated strategic restructuring will be approximately $1 to $2 million in the second half of fiscal 1995.

In October 1994, the Company's Board of Directors adopted a program to repurchase from time to time at management's discretion up to 1,500,000 shares of the Company's common stock on the open market during the 12-month period ending October 31,1995, at prevailing market prices. Repurchases are made under the program using the Company's cash resources. Shares repurchased are restored to the status of authorized but unissued shares. During the second quarter of 1995, an aggregate of 245,200 shares were repurchased for a total purchase price of $1.8 million. As of June 30, 1995, the Company had repurchased an aggregate of 563,600 shares for a total purchase price of $3.3 million.

The Company believes that its existing cash and short-term investments, expected cash flow from operations and amounts available under its $7 million line of credit will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements for the balance of the year. There is no assurance, however, that cash flows from operations will be positive in future periods.

                        NETWORK COMPUTING DEVICES, INC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for the Company beginning in fiscal 1996. Management has not yet determined what impact, if any, adoption will have on its financial position or results of operations.

                        NETWORK COMPUTING DEVICES, INC.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of the Company was held on June 28, 1995.

     (b) The following five persons nominated by management were elected as directors at the meeting:

          Edward L. Marinaro

          Philip Greer

          Stephen A. MacDonald

          Peter Preuss

          Edward F. Staiano

     (c) A proposal to approve the Company's Outside Directors Stock Option Plan was approved by a vote of 12,152,189 shares for, 364,050 shares against, and 356,942 shares abstaining.


ITEM 5. OTHER INFORMATION

In July 1995, the Company determined to undertake a strategic restructuring program intended to realign and consolidate its software businesses and to reduce operating expenses and improve the operating performance of its X-Terminal operations. The Company plans to streamline its X-Terminal operations by reducing its work force, consolidating facilities, and reserving for the impairment of various other assets. The restructuring will involve a reduction of approximately 40% of the Company's leased facilities and in excess of 20% of the Company's employees. The plan will result in a one-time, pre-tax charge to earnings in the third quarter of 1995, currently estimated to be between $5.5 million and $7.5 million. Such a charge will result in a net loss for the quarter ending September 30, 1995 and could result in a net loss for the year ending December 31, 1995.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Exhibit 11.1    Statement Regarding Computations of Net Income (Loss)
                    Per Share.

    Exhibit 27      Financial Data Schedule.

(b) Reports on Form 8-K.

   None.

                        NETWORK COMPUTING DEVICES, INC.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       NETWORK COMPUTING DEVICES, INC.


Date:  August 22, 1996                 By:  /s/ RUDOLPH G. MORIN
                                          ---------------------------------
                                                Rudolph G. Morin

                                          Title: Executive Vice President,
                                                  Operations and Finance