Form 10-Q/A
period 1995-09-30
NETWORK COMPUTING DEVICES INC
filed 1996-08-23
CIK 886138

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                             _______________

                               FORM 10-Q/A
(Mark One)

    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 1995

                                    or

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


The number of shares outstanding of the Registrant's Common Stock was 15,802,142 at October 31, 1995.

                   NETWORK COMPUTING DEVICES, INC.

                              INDEX

   DESCRIPTION                                                 PAGE NUMBER
- -----------------------------------------------------------    -----------
Cover Page                                                          1

Index                                                               2

Part I:   Financial Information

   Item 1:   Financial Statements

         Condensed Consolidated Balance Sheets as of
            September 30, 1995 and December 31, 1994                3

         Condensed Consolidated Statements of Operations
            for the Three- and Nine-Month Periods Ended
            September 30, 1995 and 1994                             4

         Condensed Consolidated Statements of Cash Flows
            for the Nine-Month Periods Ended September 30,
            1995 and 1994                                           5

         Notes to Condensed Consolidated Financial Statements       6

         Item 2:   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations   10

Part II:   Other Information

         Item 5:   Other Information                               15

         Item 6:   Exhibits and Reports on Form 8-K                15

Signature                                                          17

                       NETWORK COMPUTING DEVICES, INC.

                       PART I:  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                   ASSETS

                                                    September 30,  December 31,
                                                         1995          1994
                                                    -------------  ------------
                                                             (unaudited)
Current assets:
  Cash and cash equivalents                             $12,497       $7,407
  Short-term investments                                 25,349       23,813
  Accounts receivable, net                               22,169       31,743
  Inventories                                            14,412       23,622
  Prepaid expenses and other                              4,380        1,325
  Deferred income taxes                                   1,976        2,535
                                                        -------     --------
Total current assets                                     80,783       90,445

Property and equipment, net                               6,564        6,052
Other assets                                              5,154        4,532
                                                        -------     --------
Total assets                                            $92,501     $101,029
                                                        -------     --------
                                                        -------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $9,093      $17,636
  Current installments of capital lease obligations       1,104        1,346
  Income taxes payable                                        -          833
  Accrued expenses                                       10,386        6,855
  Deferred revenue                                        5,580          973
                                                        -------     --------
Total current liabilities                                26,163       27,643

Capital lease obligations, excluding current portion      1,082        1,497

Shareholders' equity:
  Common stock                                           61,115       63,420
  Retained earnings                                       4,141        8,469
                                                        -------     --------
Total shareholders' equity                               65,256       71,889
                                                        -------     --------
Total liabilities and shareholders' equity              $92,501     $101,029
                                                        -------     --------
                                                        -------     --------

                            See accompanying notes.

                        NETWORK COMPUTING DEVICES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                 -------------------     ---------------------
                                   1995       1994         1995         1994
                                 -------     -------     --------     --------
Net revenues:
  Systems division               $24,410     $34,648     $ 85,839     $106,605
  Software division                9,097       4,774       20,227       12,156
                                 -------     -------     --------     --------
Total net revenues                33,507      39,422      106,066      118,761
Cost of revenues:
  Systems division                20,586      25,343       64,713       77,443
  Software division                1,068         804        2,376        1,764
                                 -------     -------     --------     --------
Total cost of revenues            21,654      26,147       67,089       79,207
                                 -------     -------     --------     --------
Gross profit margin               11,853      13,275       38,977       39,554
Operating expenses:
  Research and development         3,515       2,690        9,505        7,407
  Marketing and selling            8,366       8,861       25,514       25,716
  General and administrative       2,121       1,699        6,135        4,890
  Charge for acquired in-process
     research and development          -       2,421            -       17,452
  Charge for business
     restructuring                 4,832           -        4,832            -
                                 -------     -------     --------     --------
Total operating expenses          18,834      15,671       45,986       55,465
                                 -------     -------     --------     --------
Operating loss                    (6,981)     (2,396)      (7,009)     (15,911)
Other income, net                    335         231          950        7,950
                                 -------     -------     --------     --------
Loss before income taxes          (6,646)     (2,165)      (6,059)      (7,961)
Provision for income taxes
   (income tax benefit)           (1,927)         90       (1,729)       3,322
                                 -------     -------     --------     --------
Net loss                         ($4,719)    ($2,255)     ($4,330)    ($11,283)
                                 -------     -------     --------     --------
                                 -------     -------     --------     --------
Net loss per share:
  Primary                         ($0.30)     ($0.14)      ($0.27)      ($0.70)
                                 -------     -------     --------     --------
                                 -------     -------     --------     --------
  Fully diluted                   ($0.30)     ($0.22)      ($0.27)      ($0.77)
                                 -------     -------     --------     --------
                                 -------     -------     --------     --------
Shares used in per share computations:
  Primary                         15,851      15,638       15,783       16,082
                                 -------     -------     --------     --------
                                 -------     -------     --------     --------
  Fully diluted                   15,851      15,770       15,783       16,136
                                 -------     -------     --------     --------
                                 -------     -------     --------     --------

                            See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED - IN THOUSANDS)

                                                          Nine Months Ended
                                                             September 30,
                                                         ---------------------
                                                           1995         1994
                                                         -------       -------
Cash flows from operations:
   Net loss                                              ($4,330)     ($11,283)
   Reconciliation to cash provided by operations:
      Acquired in-process research and development             -        17,452
      Gain on sale of NetManage, Inc. common stock             -        (7,237)
      Noncash restructuring charges                        6,588             -
      Depreciation and amortization                        3,564         2,984
      Changes in:
         Accounts receivable                               9,574         3,247
         Inventories                                       6,505        (9,735)
         Prepaid expenses and other                       (3,055)         (160)
         Deferred income taxes                               559             -
         Accounts payable                                 (8,543)        9,079
         Income taxes payable                               (833)         (668)
         Accrued expenses                                   (352)          192
         Deferred revenue                                  4,607           382
                                                         -------       -------
      Cash provided by operations                         14,284         4,253

      Cash flows from investing activities:
         Short-term investment, net                       (1,536)       (1,044)
         Changes in other assets                          (1,056)         (317)
         Capitalization of software costs                   (392)       (1,265)
         Acquisition of Z-Code Software Corp.,
           net of cash acquired                                -        (3,104)
         Proceeds from sale of NetManage, Inc.
           common stock                                        -         9,237
         Property and equipment purchases                 (2,743)       (1,713)
                                                         -------       -------
      Cash provided by (used in) investing activities     (5,727)        1,794

      Cash flows from financing activities:
         Principal payments on capital lease obligations  (1,162)       (1,091)
         Repurchases of stock                             (4,026)       (7,570)
         Proceeds from issuance of stock, net
           of issuance costs                               1,721           694
                                                         -------       -------
      Cash used in financing activities                   (3,467)       (7,967)
      Increase (decrease) in cash and equivalents          5,090        (1,920)
      Cash and equivalents:
         Beginning of period                               7,407         6,879
                                                         -------       -------
         End of period                                   $12,497        $4,959
                                                         -------       -------
                                                         -------       -------
      Noncash investing and financing activities:
         Common stock issued for and accrued direct
            expenses of Z-Code acquisition                  $  -       $12,333
                                                         -------       -------
                                                         -------       -------
         Property and equipment acquired under
            capital leases                                  $482        $1,022
                                                         -------       -------
                                                         -------       -------


                            See accompanying notes.

                     NETWORK COMPUTING DEVICES, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the Company) furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, the results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The consolidated results of operations for the three- and nine-month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1995. Certain financial statement amounts from 1994 have been reclassified to conform with current year methods of presentation.

PER SHARE INFORMATION

Net loss per share is computed using the weighted average number of shares of common stock and common stock equivalents determined to be outstanding during the periods. Common stock equivalents are not considered in the calculation of net loss per share when their effect would be antidilutive.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):


                                               September 30,  December 31,
                                                   1995          1994
                                               -------------  ------------
        Purchased components and sub-assemblies   $9,405        $17,282
        Work in process                            1,935          1,121
        Finished goods                             3,072          5,219
                                                 -------        -------
                                                 $14,412        $23,622
                                                 -------        -------
                                                 -------        -------

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

                     NETWORK COMPUTING DEVICES, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million of direct expenses and the value of the stock (excluding the Performance Shares) was allocated as follows (in thousands):

         Net liabilities assumed                              $  (245)
         Research and development in process                   15,031
         Purchased software technology and other intangibles    1,084
         Deferred income tax liability                           (293)
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

In July 1994, the Company repurchased 1,361,802 shares of its common stock at fair market value from the former principal shareholder of Z-Code for approximately $5.0 million and paid approximately $2.5 million in exchange for his contingent rights to an additional 1,041,378 Performance Shares that were held in escrow as well as his contingent right to receive up to approximately $2.5 million in cash. Substantially all of the payment for the contingent stock and cash rights was allocated to in-process research and development acquired in the Z-Code acquisition and was charged to operations in the third quarter of 1994. Up to approximately 142,000 Performance Shares and $700,000 in cash were contingently issuable to the other former Z-Code shareholder and option holders following this transaction. In the second quarter of 1995, the Company determined that the performance objectives had not been achieved. Accordingly, none of the remaining Performance Shares or contingent cash payments will be issued or paid.

The following unaudited pro forma combined results of operations for the quarter ended September 30, 1994 are presented as if the acquisition had occurred at the beginning of the period, including the subsequent repurchase of the stock the Company issued. The one-time charge for the write-off of research and development in-process has not been reflected in the following pro forma summary as it is non-recurring, nor have adjustments been made for the assumption that any of the financial performance objectives have been achieved. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Z-Code had constituted a consolidated entity during the period.

                                                 Nine Months Ended
         (IN THOUSANDS, EXCEPT PER SHARE DATA)   September 30, 1994
                                                 ------------------
         Net revenues                                 $118,972
                                                      --------
                                                      --------
         Net income                                     $5,787
                                                      --------
                                                      --------
         Primary net income per share                   $ 0.35
                                                      --------
                                                      --------
         Fully diluted net income per share             $ 0.34
                                                      --------
                                                      --------

BUSINESS RESTRUCTURING

In July 1995, the Company determined that it was appropriate to undertake a strategic restructuring plan to realign and consolidate its software businesses and reduce operating expenses, and intended to improve the operating performance of its X-Terminal, or "Systems," operations in reaction to intense competition and slowness in the X-Terminal market. The Company began implementing this plan during the third quarter of 1995, and has streamlined its Systems operations as a result, including the termination of approximately fifty employees associated with such operations.

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

It is anticipated that the plan for restructuring will be completed by the end of the first quarter of 1996.

The costs associated with restructuring the business were accrued during the third quarter of 1995, the period in which the restructuring plan was finalized by the Company's management. Such costs have been segregated into two fundamentally different classifications within the Statements of Operations for the three- and nine-month periods ended September 30, 1995: cost of Systems revenues, and operating expenses. Included in cost of Systems revenues is $2.7 million related to products in inventory that are being phased out as part of the business restructuring. Included in operating expenses under the caption, "Charge for business restructuring" is $4.8 million related to severance of approximately one hundred employees, the write-down of assets impaired by the restructuring plan, and exit costs for leased facility obligations.

A description of the types and amounts (in thousands) of accruals made for restructuring costs is presented below.

                                                Amounts   Amounts
                                                Accrued   Charged
                                                -------   -------
         Reserve for the write-down of
            phase-out inventories               $2,706    $2,706
         Employee termination benefits           1,580       764
         Exiting facilities-related
            obligations                          2,256         -
         Asset impairment & other                  996       591
                                                ------    ------
         Total                                  $7,538    $4,061
                                                ------    ------
                                                ------    ------

STOCK REPURCHASE PLAN

In October 1994, the Company's Board of Directors adopted a program to repurchase from time to time at management's discretion up to 1,500,000 shares of the Company's common stock on the open market at prevailing market prices during the 12-month period ending October 31, 1995. Repurchases are made under the program using the Company's own cash resources, and repurchased shares are restored to the status of "authorized but unissued." During the third quarter and first nine months of 1995, the Company repurchased a total of 226,292 and 571,162 shares, respectively, at an aggregate price of $1,654,104 and $4,026,754 for each of the respective periods. As of September 30, 1995, the Company had repurchased a cumulative total under the program of 790,162 shares at an aggregate price of $4,972,754.

                     NETWORK COMPUTING DEVICES, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The Company recognized an income tax benefit on net losses before income taxes during the three- and nine-month periods ended September 30, 1995.
This compares to provisions for income taxes made during the comparable three- and nine-month periods of 1994, despite net losses before income taxes of $2.2 million and $8.0 million for each of the respective periods. The provisions made during the periods of pre-tax losses for 1994 related to one-time charges for in-process research and development associated with the acquisition of Z-Code. The acquisition was a tax-free reorganization, and therefore the charges were not deductible for income tax purposes. Income taxes paid were $120,000 and $3,990,000 for the first nine months of 1995 and 1994, respectively.

INTEREST PAYMENTS

Interest payments, primarily related to interest on capital lease liabilities, were $173,000 and $219,000 for the first nine months of 1995 and 1994, respectively.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated interim financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1994 contained in the Company's 1994 Annual Report to Shareholders.

The Company designs, develops, manufactures and markets hardware and software products that provide information access to networks of heterogeneous computers. The Company has increasingly segregated two separate operations of the business:
Systems (primarily focused on X-Terminal markets and products) and Software (primarily focused on PC-to-UNIX connectivity software, electronic mail and messaging software, and Internet connectivity software). During and subsequent to the third quarter of 1995, the Company formed NCD Systems Corporation and NCD Software Corporation, both wholly owned subsidiaries, to formalize this segregation of the two operations, and to bring greater focus to the basic enterprise of each separate business segment.

The Company's common stock price has been and will continue to be subject to significant volatility. For any given quarter, a shortfall in the Company's announced revenues or earnings from the levels expected by securities analysts could have an immediate and adverse effect on the trading price of the Company's common stock. The Company may not learn of, nor be able to confirm, revenue or earnings shortfalls until late in the quarter, or following the end of the quarter. In addition, the Company participates in a very dynamic, high technology industry, which can result in significant fluctuations in the Company's common stock price at any time based on factors that may be unrelated to the Company's operating performance.

In addition, the Company believes that changes in any of the following areas could have a negative impact on the Company in terms of its future financial position or results of operations: general economic conditions affecting industry demand for computer products; the timing and market acceptance of new product introductions by the Company; the timing of significant orders from and shipments to large customers; fundamental underlying technology related to the X-Terminal market; competition including, but not limited to, pricing and products or product features; the timely sourcing of component supplies such as video monitors, integrated circuits (particularly memory, microprocessors and ASICs) and electronic subassemblies, some of which require substantial order lead times; the Company's success in developing and introducing new products, the product and customer mix comprising the Company's revenues base, the Company's success in entering the personal-computer-based software business, and its ability to develop and maintain strategic business alliances; turnover of key management and other key personnel; and litigation and other claims against the Company, including, but not limited to, securities or patent claims.

The Company's operating results have been affected by significant competition from other X-Terminal manufacturers, suppliers of workstations and personal computers, and software developers. Competition within the X-Terminal market has intensified over the past several years, resulting in price reductions, reduced profit margins and the loss of the Company's leading market share position in the X-Terminal market. This competition has adversely affected the Company's operating results. In addition, intense competition from alternative desktop computing products, particularly personal computers, has resulted in a reduction in demand for X-Terminal products. The Company expects this intense competition to continue and expects that overall market demand for X-Terminal products may continue to decline in the future.

The Company relies significantly on independent distributors and resellers for the marketing and distribution of its products, especially for its software product lines. There can be no assurance that these distributors and resellers will continue their current relationships with the Company, or that they will not give higher priority to the sale of other products, which could include products of competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales, and could adversely affect the Company's operating results. In addition, there can be no assurance as to the continued viability or the financial stability of the Company's distributors and resellers, the

                     NETWORK COMPUTING DEVICES, INC.

Company's ability to retain its existing distributors and resellers, or the Company's ability to add distributors and resellers in the future. Although the Company monitors its distributors and resellers, there can be no assurance that they will not encounter problems of this type in the future. Any significant problems with distributors or resellers could lead to reduced sales and could adversely affect the Company's operating results.

The Company's distributors and resellers have historically maintained limited inventory levels, and the Company has not experienced any significant product returns. The Company does not believe that this is likely to change in the future. However, in the event the Company's distributors and resellers were to change their inventory stocking practices with respect to the Company's products, the Company could face an increased risk of product returns or stock rotation from its distribution channels. Such activity could have a material adverse effect on the Company's results of operations.

The Company has historically operated with a small backlog. Revenues and operating results, therefore, generally depend on the volume and timing of orders received, which are difficult to forecast and may occur disproportionately during any given quarter or year. The Company has continued to experience an increasingly disproportionate amount of shipments occurring in the last month of the quarter. This trend increases the risk of material quarter to quarter fluctuations in the Company's revenues and operating results. The Company typically experiences reduced orders during the first and third quarters of each calendar year due to buying patterns common in the computer industry.

The majority of the Company's international sales are denominated in U.S. dollars, and an increase or decrease in the value of the U.S. dollar relative to foreign currencies could reduce the Company's price-competitiveness in those markets. Significant portions of net revenues have been derived from sales to a single customer in the United Kingdom and were denominated in pounds sterling. Sales denominated in a foreign currency, which may increase in the future, are subject to exchange rate fluctuations that could affect the Company's financial results negatively or positively, depending on the value of the U.S. dollar in comparison to the transaction currency. Where the Company believes foreign-currency denominated sales create significant financial exposure, the Company acquires forward exchange contracts to minimize the related risks.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

Total net revenues for the third quarter of 1995 were $33.5 million, representing a decrease of 15% when compared with $39.4 million for the same period of 1994, and a decrease of 4% compared to the second quarter of 1995. Total net revenues for the first nine months of 1995 declined by 11% compared to the same period in 1994. The proportion of international revenues to total net revenues has remained relatively comparable for the periods presented. Revenues to related parties, and the proportion that such revenues bear to revenues derived from unrelated parties, is presented in the following table:

                                         Three Months        Nine Months
                                     Ended September 30,  Ended September 30,
                                     -------------------  -------------------
                                        1995      1994      1995       1994
                                      -------   -------   --------   --------
  Revenues from unrelated parties     $31,644   $35,051   $ 97,948   $107,896
  Revenues from related parties         1,863     4,371      8,118     10,865
                                      -------   -------   --------   --------
  Total net revenues                  $33,507   $39,422   $106,066   $118,761
                                      -------   -------   --------   --------
                                      -------   -------   --------   --------

Revenues to related parties consisted of sales to Motorola, Inc., which is deemed a related party due to its ownership of approximately ten percent of the Company's common stock as of September 30, 1995 and 1994.

                     NETWORK COMPUTING DEVICES, INC.

NET SYSTEMS REVENUES

Systems revenues consist primarily of revenues from the sale of X-Terminals and the licensing of related software, in addition to revenues derived from the sale of ongoing customer support agreements. Such revenues were $24.4 million for the third quarter of 1995, compared to $34.6 million for the third quarter of 1994 and $28.8 million for the second quarter of 1995. Systems revenues for the first nine months of 1995 were $85.8 million compared to $106.6 million for the same period during 1994. Declines in Systems revenues were due to a combination of conditions, including a decline in the overall market demand for X-Terminal products during the first half of 1995, new product offerings by certain of the Company's competitors, and a shortfall in the availability of certain products to ship to customers.

There can be no assurance that declines in the X-Terminal market will not continue in the future, nor that the Company will be able to stock adequate inventories to meet the demands that the X-Terminal market creates.

NET SOFTWARE REVENUES

Software revenues consist primarily of revenues for PC-to-UNIX connectivity software, electronic mail and messaging software, and Internet connectivity software. Such revenues were $9.1 million for the third quarter of 1995, an increase of 91% compared to the third quarter of 1994, and an increase of 47% compared to the second quarter of 1995. Software revenues for the first nine months of 1995 were $20.2 million, an increase of 66% compared to the same period for 1994. The growth in software revenues was primarily associated with a software development and licensing agreement with AT&T related to the Company's Internet connectivity technology. Third quarter 1995 net revenues related to this agreement were $3.2 million ($4.0 million for the nine months ended September 30, 1995), while no revenues related to this agreement were recognized during 1994. The Company anticipates that approximately $2.4 million in revenues associated with the agreement will be recognized in the fourth quarter of 1995, and $2.0 million in 1996. Exclusive of AT&T revenues, Software division revenues would have grown by 9% over the second quarter of this year, and by 22% compared to the third quarter of 1994.

GROSS MARGIN ON SYSTEMS REVENUES

The gross margin percentages on Systems revenues were 16% and 25%, respectively, for the three- and nine-month periods ended September 30, 1995. This compares to 27% for each of the same periods of 1994, and compares to 26% for the second quarter of 1995. The decline in gross margin percentage was primarily due to a $2.7 million charge to cost of revenues associated with the restructuring of the Systems portion of the business. Such charges were related to products in inventory that are being phased out as part of the business restructuring (see "BUSINESS RESTRUCTURING"). Exclusive of this charge, the Systems gross margin percentage would have been 27% and 28%, respectively, for the three- and nine-month periods ended September 30, 1995.

GROSS MARGIN ON SOFTWARE REVENUES

The gross margin percentage on Software revenues was 88% for both the three- and nine-month periods ended September 30, 1995. This compares to 83% and 85% for the same periods of 1994, and to 88% for the second quarter of 1995. The improvement in gross margin percentage on Software revenues was primarily related to the above-mentioned AT&T revenues, as such revenues carry a higher margin than other software revenues of the Company.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $3.5 million and $9.5 million for the third quarter and first nine months of 1995, respectively, representing increases of $0.8 million and $2.1 million (or 31% and 28% for each of the respective periods) over the comparable periods of 1994. The increases were attributable to increased software product development efforts. Included in R&D expenses in the third quarter of 1995 was $0.8 million in costs and expenses associated with the software development and licensing agreement with AT&T. As a percentage of net revenues, R&D spending increased to 10% for the third quarter of 1995 from 7% for the third quarter of 1994, and increased to 9% of net revenues for the first nine months of 1995 compared to 6% for the same period of 1994, reflecting the combined impact of increased spending and lower revenues. The Company plans to continue investing in research and development in order to improve its competitive position in the market. However, as a percentage of revenue such expenses may fluctuate.

MARKETING AND SELLING

Marketing and selling expenses were $8.4 million and $25.5 million for the third quarter and first nine months of 1995, respectively, representing decreases of $0.5 million (6%) and $0.2 million (1%), respectively, over the same periods of 1994.

                     NETWORK COMPUTING DEVICES, INC.

The decreases were primarily related to lower labor costs associated with reduced permanent and contract personnel, in addition to lower costs associated with commissions and other performance-related compensation. As a percentage of total net revenues, marketing and selling expenses increased from 22% to 25% when comparing the third quarter of 1994 with the third quarter of 1995, and increased from 22% to 24% when comparing the first nine months of 1994 with the same period in 1995, reflecting the effect of lower revenues. As a percentage of revenue, such expenses may fluctuate from quarter to quarter.

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses were $2.1 million and $6.1 million for the third quarter and first nine months of 1995, respectively, representing increases of $0.4 million (25%) and $1.2 million (25%), respectively, over the same periods of 1994. This increase was primarily related to higher insurance costs related to director and officer insurance policies, higher professional fees, and higher consulting costs associated with the realignment and reengineering of the business for greater profitability. As a percentage of net revenues, G&A expenses increased to 6% for both the third quarter and first nine months of 1995, compared to 4% for the third quarter and first nine months of 1994, respectively, reflecting the combined impact of increased spending and decreased revenues. As a percentage of net revenues, such expenses may fluctuate from quarter to quarter.

BUSINESS RESTRUCTURING

During the third quarter of 1995, the Company created and began implementing a plan to restructure the Systems portion of the business in order to improve the operating performance potential for that business segment. The plan included substantial modifications to the Company's manufacturing processes, phasing out the activities related to less profitable products, a reduction in the facilities devoted to the conduct of the Systems portion of the business, and a reduction in the number of employees engaged in Systems business activities. During the third quarter, the Company recognized charges totaling $7.5 million for the implementation of this plan, which is anticipated to continue through the first quarter of 1996. Included in restructuring charges were amounts related to the severance of personnel, reductions of inventory related to phase-out products, and costs associated with exiting the lease obligations relating to certain facilities used in Systems operations. See "BUSINESS RESTRUCTURING," in the Notes to Condensed Consolidated Financial Statements contained in this document. The charge for business restructuring caused a net loss from operations for the three- and nine-month periods ended September 30, 1995, and it is likely to cause a net operating loss for the year ending December 31, 1995.

OTHER INCOME

Other income, which consists primarily of interest income and realized gains on the sales of investments, net of interest expense, increased by $104,000 from the third quarter of 1994 to the third quarter of 1995. Other income decreased by $7.0 million from the nine-month period ended September 30, 1994 to the same period in 1995, primarily related to gains recognized on the sale of NetManage, Inc. common stock in an underwritten public offering during February 1994.

INCOME TAXES AND INCOME TAX BENEFIT

The Company recognized an income tax benefit on net losses before income taxes during the three- and nine-month periods ended September 30, 1995.
This compares to provisions for income taxes made during the comparable three- and nine-month periods of 1994, despite net losses before income taxes of $2.2 million and $8.0 million for each of the respective periods. The provisions made during the periods of pre-tax losses for 1994 related to one-time charges for in-process research and development associated with the acquisition of Z-Code Software Corporation. The acquisition was a tax-free reorganization, and the related charges were therefore not deductible for income tax purposes.

FINANCIAL CONDITION

Total assets as of September 30, 1995 decreased by $8.5 million, or eight percent, from December 31, 1994. The change in total assets reflects the decrease in accounts receivable of $9.6 million, attributable primarily to lower business volumes, and the decrease in inventory levels, due in part to the restructuring-related charge and in part to lower business volumes. Such decreases were partially offset by growth in combined cash and short-term investments of $6.6 million generated from operations.

Total liabilities as of September 30, 1995 decreased by $1.9 million, or seven percent, from December 31, 1994. The decrease was primarily associated with lower accounts payable balances related to reduced business volumes, partially offset

                     NETWORK COMPUTING DEVICES, INC.

by an increase in deferred revenue, which was due to deferred revenues associated with a software development and licensing agreement with AT&T (see above, under "NET SOFTWARE REVENUES"), and an increase in accrued expenses, primarily due to accruals related to restructuring the business (see above, under "BUSINESS RESTRUCTURING").

LIQUIDITY

At September 30, 1995, the Company's primary sources of liquidity consisted of combined cash and equivalents and short-term investments of $37.8 million. Cash payments associated with the business restructuring that occurred during the third quarter of 1995 totaled approximately $1.0 million, and it is anticipated that an additional $0.5 million to $1.0 million in related cash outlays will be required during the fourth quarter of 1995. The Company believes that its existing sources of liquidity are sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

CAPITAL RESOURCES

Capital spending requirements for the remainder of 1995 are estimated at approximately $1.0 million, and at September 30, 1995, the Company had commitments for material capital expenditures of approximately $150,000. These commitments are primarily related to information technology and facilities.

                      NETWORK COMPUTING DEVICES, INC.

                        PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 10, 1995, the Company announced that Edward L. Marinaro, who has served as the Company's President and Chief Executive Officer since September 1994, will resign on December 31, 1995. Mr. Marinaro will continue to serve as a member of the Company's Board of Directors and will be appointed Vice Chairman of the Board, effective upon his resignation as President and Chief Executive Officer at the end of the year. The Company has initiated a search for a new Chief Executive Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed herewith:

        Exhibit 10.34* Lease agreement by and between the Registrant and Ravendale Investments, dated September 20, 1995.

        Exhibit 11.1 Statement Regarding Computation of Shares Used in Loss per Share Computations.

        Exhibit 27       Financial Data Schedule.

                         *  Previously filed

(b) The Company filed no reports on Form 8-K during the three-month period ended September 30, 1995.