Form 10-Q/A
period 1996-03-31
NETWORK COMPUTING DEVICES INC
filed 1996-08-23
CIK 886138

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

                          Yes  __X__           No ___

The number of shares outstanding of the Registrant's Common Stock was 16,420,434 at April 30, 1996.

                        NETWORK COMPUTING DEVICES, INC.

The Registrant hereby amends Part I. Item 2 to read in its entirety as follows:

PART I:  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The Company designs, develops, manufactures and markets hardware and software products that provide information access to networks of heterogeneous computers. During 1995, the Company took various actions to reorganize the two basic components of its business into two separate business units: the Systems business, consisting of the Company's network computers and related software; and the Software business, consisting of its lines of PC connectivity software, electronic messaging software and, initially, its Mariner Internet access software. In addition, the Company took steps to consolidate the management and sales organizations of the geographically separated segments of its Software business and reoriented its software sales strategy toward the increased use of distributors, value added resellers ("VARs") and other resellers.
During the third quarter of 1995, the Company began implementing a plan to restructure its Systems business to improve its operating performance. The plan included substantial modifications to the Company's manufacturing processes, phasing-out lower margin products, a reduction in the amount of leased space devoted to the conduct of the Systems business, and a reduction in the number of employees engaged in Systems business activities. During the third quarter of 1995, the Company recognized charges totaling $7.5 million for the implementation of this plan, which will continue into 1996. Included in these restructuring charges were amounts related to the severance of personnel, phase-out of certain products, and costs associated with the termination of lease obligations.

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

                        NETWORK COMPUTING DEVICES, INC.

the Mariner product line to FTP Software, Inc. ("FTP") for $9.8 million. NCD paid FTP a one-time license fee of $2.5 million for the right to incorporate Mariner technology into future versions of NCD's hardware and software products. The net gain recognized on this transaction was $7.0 million.

In February 1994, the Company acquired all the outstanding stock of Z-Code Software Corp., a developer of electronic mail and messaging application products for open system environments. The Company's Z-mail electronic messaging product is currently part of the Company's Software business unit. In light of disappointing recent operating results, intensifying competition in this market and other factors, the Company is evaluating various options including the sales or discontinuation of the Z-Mail product line.

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

SYSTEMS REVENUES

Systems revenues consist primarily of revenues from the sale of network computers, or X terminals, and to a lesser extent, revenues from the licensing of related network computing system software, and the sale of customer support services. Systems revenues were $26.6 million for the first quarter of 1996, compared to $32.6 million for the first quarter of 1995 and $26.5 million for the fourth quarter of 1995. The decline in Systems revenues from the first quarter of 1995 to the first quarter of 1996 was due to a combination of factors, including a decline in the overall market demand for network computer products during 1995, a decline in the average selling prices ("ASPs") of the Company's Systems products due to intense price competition, the introduction of lower-priced EXPLORA-Registered Trademark-network computers, and new product introductions by certain of the Company's competitors. The slight increase in systems revenues between the fourth quarter of 1995 and the first quarter of 1996 was related to volume.
However, the volume increases were substantially offset by lower ASPs due to changes in product mix reflecting increased sales of lower-priced Explora network computers. The ASPs of these products are significantly lower than the ASPs of the Company's other Systems products, and the proportion of EXPLORA units shipped to total units shipped increased significantly from the fourth quarter of 1995. The Company believes that this trend may continue in the future.

SOFTWARE REVENUES

Software revenues consisted primarily of revenues from the licensing of PC connectivity software and electronic mail and messaging software. Prior to the first quarter of 1996, Software revenues also included revenues from the development and licensing of the Company's Mariner Internet connectivity software (which product line was sold in the first quarter of 1996). Software revenues were $3.8 million for the first quarter of 1996, a decrease of 23% compared to the first quarter of 1995, and a decrease of 43% compared to the fourth quarter of 1995. The decline in software revenues between the first quarter of 1995 and the first quarter of 1996 was due to significant declines in shipments across all Software product lines. First quarter 1996 net revenues included $426,000 associated with the AT&T Agreement, while no revenues related to the AT&T Agreement were recognized during the first quarter of 1995. The Company anticipates that approximately $1.3 million in revenues associated with the AT&T Agreement will be recognized throughout the remainder of 1996.
Although unit shipments of Software products increased from the fourth quarter of 1995 to the first quarter of 1996, first quarter Software revenues declined due to a larger proportion of sales to OEMs, which generally carry lower ASPs. Revenues related to the Z-Mail electronic messaging product line, which the Company is contemplating selling or discontinuing, were $784,000 in the

                        NETWORK COMPUTING DEVICES, INC.

first quarter of 1996, a 30% decrease from the comparable quarter of 1995 and a 34% decrease from the fourth quarter of 1995. Exclusive of revenues related to the AT&T Agreement and the Mariner and Z-mail product lines, Software revenues would have declined by 32% compared to the first quarter of 1995 and by 7% compared to the fourth quarter of 1995.

GROSS MARGIN ON SYSTEMS REVENUES

The Company's gross profit margin on Systems revenues were 24%, 30% and 30% for the first quarter of 1996, and the first and fourth quarters of 1995, respectively. The decline in Systems gross margin was primarily due to heavier price discounting as a result of intense price competition, the increased sale of lower priced, lower-margin EXPLORA network computers, and increases in certain component costs. The Company expects Systems gross margins to continue to be affected by these factors during the balance of 1996.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross profit margin on Software revenues was 78% for the first quarter of 1996, compared to 88% for the first quarter of 1995, and 89% for the fourth quarter of 1995, reflecting lower revenues taken over proportionately greater costs, primarily related to the amortization of capitalized software development costs.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $4.1 million and $3.0 million for the first quarters of 1996 and 1995, respectively. The increase represented increases in personnel and facilities costs for the Company's Software business units. Fourth quarter 1995 R&D expenses were $3.6 million. The increase from the fourth quarter of 1995 to the first quarter of 1996 was attributable to increases in the engineering staff in all Software product lines. Approximately $525,000 of such expenses related to the Company's former Internet connectivity business unit that was sold during the first quarter of 1996, and the expenses incurred related to this business unit will not continue in the future. As a percentage of net revenues, R&D expenses increased to 14% for the first quarter of 1996 from 8% for the first quarter of 1995, reflecting the combined impact of increased spending and lower net revenues. The Company also plans to continue investing in research and development in order to improve its competitive position in the market. However, the amount of such expenses may fluctuate in future periods.

MARKETING AND SELLING

Marketing and selling expenses were $9.6 million, $8.9 million, and $8.7 million for the first quarters of 1996 and 1995, and the fourth quarter of 1995, respectively. The increases in the first quarter of 1996 were primarily related to higher staffing costs associated with increased personnel, and to higher promotional costs. As a percentage of total net revenues, marketing and selling expenses were 31%, 24%, and 26% for the first quarters of 1996 and 1995, and the fourth quarter of 1995, respectively, reflecting the combined effects of increased spending and lower net revenues.

GENERAL AND ADMINISTRATIVE

General and administrative ("G&A") expenses were $2.5 million and $2.0 million for the first quarters of 1996 and 1995, respectively, and $2.4 million for the fourth quarter of 1995. The increase from the fourth quarter of 1995 to the first quarter of 1996 was primarily related to the write-off in the first quarter of 1996 of a note receivable from a customer for approximately $450,000, and this was partially offset by reductions in the use of outside consultants and a reduction in staffing costs. When compared to the first quarter of 1995, the increase in first quarter 1996 expenses was due primarily to the aforementioned write off of a customer note receivable. As a percentage of net revenues, G&A expenses increased to 8% in the first quarter of 1996 from 5% in the first quarter of 1995, and 7% in the fourth quarter of 1995, and resulted from the combined impact of increased expenses and lower revenues.

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

                        NETWORK COMPUTING DEVICES, INC.

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

LIQUIDITY

At March 31, 1996, the Company's primary sources of liquidity consisted of combined cash and equivalents and short-term investments totaling $33.5 million. The Company has a $7.0 million bank line of credit; however, as a result of its loss for the year ended December 31, 1995, the Company is in default under certain financial covenants in its agreement as of March 31, 1996, and accordingly, its line of credit was unavailable. The Company believes that its existing sources of liquidity are sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

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

                        NETWORK COMPUTING DEVICES, INC.

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

Date:  August 22, 1996

                              By:



                              /s/  Rudolph G. Morin
                              ------------------------------------------------
                              Rudolph G. Morin
                              Executive Vice President, Operations and Finance (Duly Authorized and Principal Financial and Accounting Officer)