Form 10-Q
period 1996-09-30
NETWORK COMPUTING DEVICES INC
filed 1996-11-13
CIK 886138

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                              _______________

                                FORM 10-Q
(Mark One)

    [x]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

              For the quarterly period ended September 30, 1996

                                    or

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

                                  Yes   X   No
                                      -----    -----

The number of shares outstanding of the Registrant's Common Stock was 16,777,590 at October 31, 1996.

                          NETWORK COMPUTING DEVICES, INC.

                                       INDEX


DESCRIPTION                                                          PAGE NUMBER
-----------                                                          -----------

Cover Page                                                                 1

Index                                                                      2

Part I: Financial Information

   Item 1: Financial Statements

           Condensed Consolidated Balance Sheets as of September
             30, 1996 and December 31, 1995                                3

           Condensed Consolidated Statements of Operations for the
             Three- and Nine-Month Periods Ended September 30,
             1996 and 1995                                                 4

           Condensed Consolidated Statements of Cash Flows for the
             Nine-Month Periods Ended September 30, 1996 and 1995          5

           Notes to Condensed Consolidated Financial Statements            6

   Item 2: Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8

Part II: Other Information

   Item 1: Legal Proceedings                                              16

   Item 4: Submission of Matters to a Vote of Security Holders            16

   Item 6: Exhibits and Reports on Form 8-K                               16

Signature                                                                 17

                         NETWORK COMPUTING DEVICES, INC.

                         PART I:  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                    ASSETS

                                                     September 30,  December 31,
                                                        1996            1995
                                                     -------------  ------------
                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents                           $  18,722      $  13,364
  Short-term investments                                 12,526         22,786
  Accounts receivable, net                               18,957         28,591
  Inventories                                            13,786         14,398
  Prepaid expenses and other                             12,267          6,863
                                                     -------------  ------------
Total current assets                                     76,258         86,002

Property and equipment, net                               5,565          6,749
Other assets                                              2,160          4,786
                                                     -------------  ------------
Total assets                                          $  83,983      $  97,537
                                                     -------------  ------------
                                                     -------------  ------------


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  5,167      $  13,893
  Accrued expenses                                        8,548          7,429
  Income taxes payable                                      343          2,666
  Current portion of capital lease obligations              835          1,246
  Deferred revenue                                        4,087          3,298
                                                     -------------  ------------
Total current liabilities                                18,980         28,532
Long-term portion of capital lease obligations              365            991
Shareholders' equity:
  Undesignated preferred stock                               --             --
  Common stock                                           66,485         63,543
  Unrealized gain on available-for-sale securities           --             31
  Retained earnings                                      (1,847)         4,440
                                                     -------------  ------------
Total shareholders' equity                               64,638         68,014
                                                     -------------  ------------
Total liabilities and shareholders' equity            $  83,983      $  97,537
                                                     -------------  ------------
                                                     -------------  ------------


                             See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         Three Months          Nine Months
                                      Ended September 30,    Ended September 30,
                                      -------------------    -------------------
                                        1996      1995          1996      1995
                                      --------  ---------    ---------  --------
Net revenues:
    Hardware products and services    $ 22,642  $ 23,858      $ 69,742  $ 84,195
    Software licenses and services       5,309     9,649        17,976    21,871
                                      --------  ---------    ---------  --------
Total net revenues                      27,951    33,507        87,718   106,066
Cost of revenues:
    Hardware products and services      14,875    20,457        55,592    64,211
    Software licenses and services       1,779     1,197         5,964     2,878
                                      --------  ---------    ---------  --------
Total cost of revenues                  16,654    21,654        61,556    67,089
                                      --------  ---------    ---------  --------
Gross margin                            11,297    11,853        26,162    38,977
Operating expenses:
  Research and development               3,207     3,515        11,346     9,505
  Marketing and selling                  6,181     8,366        25,140    25,514
  General and administrative             2,219     2,121         8,255     6,135
  Charge for business restructuring         --     4,832            --     4,832
                                      --------  ---------    ---------  --------
Total operating expenses                11,607    18,834        44,741    45,986
                                      --------  ---------    ---------  --------
Operating loss                            (310)   (6,981)      (18,579)   (7,009)
Other income, net                          343       335         1,167       950
Gain on sale of product lines               --        --         6,932        --
                                      --------  ---------    ---------  --------
Income (loss) before income taxes           33    (6,646)      (10,480)   (6,059)
Provision for income taxes (income
   tax benefit)                             13    (1,927)       (4,193)   (1,729)
                                      --------  ---------    ---------  --------
Net income (loss)                     $     20  $ (4,719)     $ (6,287) $ (4,330)
                                      --------  ---------    ---------  --------
                                      --------  ---------    ---------  --------
Net income (loss) per share:
     Primary                          $   0.00  $  (0.30)     $  (0.38)  $ (0.27)
                                      --------  ---------    ---------  --------
                                      --------  ---------    ---------  --------
     Fully diluted                    $   0.00  $  (0.30)     $  (0.38)  $ (0.27)
                                      --------  ---------    ---------  --------
                                      --------  ---------    ---------  --------
Shares used in per share computations:
     Primary                            17,122    15,851        16,460    15,783
                                      --------  ---------    ---------  --------
                                      --------  ---------    ---------  --------
     Fully diluted                      17,700    15,851        16,460    15,783
                                      --------  ---------    ---------  --------
                                      --------  ---------    ---------  --------


                             See accompanying notes.

                       NETWORK COMPUTING DEVICES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                           1996                 1995
                                                                       -----------           ----------

Cash flows from operations:
  Net loss                                                              $  (6,287)           $  (4,330)
  Reconciliation to cash provided (used) by operations:
    Noncash restructuring charges                                              --                6,588
    Depreciation and amortization                                           3,227                3,564
    Gain on sale of product lines                                          (6,932)                  --
    Deferred income taxes                                                  (2,563)                 559
    Other, net                                                                526                   --
    Changes in:
      Accounts receivable, net                                              9,634                9,574
      Inventories                                                             445                6,505
      Prepaid expenses and other                                           (1,945)              (3,055)
      Accounts payable                                                     (8,726)              (8,543)
      Income taxes payable                                                 (2,323)                (833)
      Accrued expenses                                                        375                 (352)
      Deferred revenue                                                      1,179                4,607
                                                                       -----------           ----------
    Cash provided (used) by operations                                    (13,390)              14,284
    Cash flows from investing activities:
      Short-term investments, net                                          10,229               (1,536)
      Proceeds from sale of product lines                                   8,625                   --
      Capitalization of software costs                                         --                 (392)
      Changes in other assets                                                 249               (1,056)
      Property and equipment purchases, net                                (2,105)              (2,743)
                                                                       -----------           ----------
    Cash provided (used) by investing activities                           16,998               (5,727)
    Cash flows from financing activities:
      Principal payments on capital lease obligations                      (1,037)              (1,162)
      Repurchases of stock                                                    (89)              (4,026)
      Proceeds from issuance of stock, net                                  2,876                1,721
                                                                       -----------           ----------
    Cash provided (used) by financing activities                            1,750               (3,467)
    Increase in cash and equivalents                                        5,358                5,090
    Cash and equivalents:
      Beginning of period                                                  13,364                7,407
                                                                       -----------           ----------
      End of period                                                     $  18,722            $  12,497
                                                                       -----------           ----------
                                                                       -----------           ----------
    Noncash investing and financing activities:
      Property and equipment acquired under capital leases              $      --            $     482
                                                                       -----------           ----------
                                                                       -----------           ----------


                             See accompanying notes.

                          NETWORK COMPUTING DEVICES, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The consolidated results of operations for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1996. Certain financial statement amounts from 1995 have been reclassified to conform with current year methods of presentation.

PER SHARE INFORMATION

Per share information is computed using the weighted average number of common and dilutive common equivalent shares outstanding. For primary and fully diluted earnings per share, common equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options. The effect of common equivalent shares is not included in earnings per share calculations during periods in which such effect would be antidilutive.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):

                                               September 30,    December 31,
                                                    1996             1995
                                               -------------    ------------

Purchased components and sub-assemblies            $11,930         $ 9,548
Work in process                                        364           1,814
Finished goods                                       1,492           3,036
                                                   -------         -------
                                                   $13,786         $14,398
                                                   -------         -------
                                                   -------         -------


BUSINESS RESTRUCTURING

In the third quarter of 1995, the Company determined to undertake a strategic restructuring plan intended to realign and consolidate its software businesses and reduce operating expenses, and to improve the operating performance of its hardware operations in reaction to intense competition and perceived slowness in the X-terminal market. The Company began implementing this plan during the third quarter of 1995, and terminated approximately fifty employees associated with such operations.

The plan's major components include:

   -- modifying the method of manufacturing and materials management to a "build-to-order" paradigm in order to increase the efficiency with which the Company receives product orders and manufactures and delivers products to its customers;
   -- phasing out products that were currently yielding, or were anticipated to yield, profit margins that did not meet certain minimum requirements of the Company;

                          NETWORK COMPUTING DEVICES, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   -- reducing and consolidating facilities devoted to the conduct of the business through a combination of sublease activities or negotiating early exits to existing lease agreements; and
   -- reducing the number of employees to a level deemed to be essential to reengineer the business for improved operating performance.

A description of the types and amounts (in thousands) of accruals made for restructuring costs in 1995, and the cumulative amounts charged against such accruals, is presented below.

                                 Initial                          Sept. 30,
                                 Amounts     Asset       Cash       1996
                                 Accrued   Write-offs   Payments   Balance
                                 -------   ----------   --------   -------
Reserve for the write-down of
  phase-out inventories          $2,706    ($2,706)     $    --     $   --
Employee termination benefits     1,580         --       (1,252)       328
Exiting facilities - related
  obligations                     2,256         --       (1,296)       960
Asset impairment & other            996       (815)          --        181
                                 ------    --------     --------    ------
Total                            $7,538    ($3,521)     ($2,548)    $1,469
                                 ------    --------     --------    ------
                                 ------    --------     --------    ------


It is anticipated that the restructuring plan will continue through 1996.

INTEREST AND TAX PAYMENTS

Interest payments, primarily related to interest on capital lease liabilities, were $98,000 and $173,000 for the first nine months of 1996 and 1995, respectively. Income tax payments were $209,000 and $120,000 for the first nine months of 1996 and 1995, respectively.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I -- ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q, AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1995, CONTAINED IN THE COMPANY'S 1995 ANNUAL REPORT ON FORM 10-K.

The Company designs, develops, manufactures and markets network computers and associated software products that provide information access to networks of heterogeneous computers. During 1995, the Company took various actions to reorganize the two basic components of its business into two separate business units: the Systems business, consisting of the Company's network computers and related software; and the Software business, consisting of its lines of PC connectivity software and, initially, its electronic messaging software and its Mariner Internet access software. In addition, the Company took steps to consolidate the management and sales organizations of the geographically separated segments of its Software business and reoriented its software sales strategy toward the increased use of distributors, value added resellers ("VARs") and other resellers. In June 1996, the Company determined to recombine its Systems and Software business units.

During the third quarter of 1995, the Company created and began implementing a plan to restructure the business to improve its operating performance. The plan included substantial modifications to the Company's manufacturing processes, phasing out lower margin products, a reduction in the amount of leased space, and a reduction in the number of employees. During the third quarter of 1995, the Company recognized charges totaling $7.5 million for the implementation of this plan, which is anticipated to continue through 1996. Included in these restructuring charges were amounts related to the severance of personnel, phase-out of certain products, and costs associated with the termination of lease obligations.

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

                          NETWORK COMPUTING DEVICES, INC.

In February 1994, the Company acquired all of the outstanding stock of Z-Code Software Corp., a developer of electronic mail and messaging application products for open system environments. The Company's Z-mail electronic messaging product was a part of the Company's Software business unit. The initial consideration for the acquisition was approximately $3.2 million in cash and 3,000,000 shares of the Company's Common Stock (including approximately 269,000 shares issuable upon the exercise of options). Of these shares, approximately 1,183,000 (the "Performance Shares") were held in escrow and subject to release in whole or in part upon the achievement of certain financial performance objectives over a 15-month period that ended in the second quarter of 1995. Additional cash of up to $3.2 million was contingently payable based on the achievement of these objectives. In July 1994, the Company repurchased 1,361,802 shares of its Common Stock from the former principal shareholder of Z-Code for approximately $5.0 million and paid approximately $2.5 million for his contingent rights to an additional 1,041,378 Performance Shares that were held in escrow as well as his contingent right to receive up to approximately $2.5 million in cash. None of the remaining Performance Shares or contingent cash payments were issued or paid. In light of disappointing operating results, intensifying competition in this market, and other related factors, the Company determined during the second quarter of 1996 to sell or discontinue this product line. In June 1996, the Company sold its Z-Mail product line to NetManage, Inc. for a total sales price of $1.3 million. The net loss recognized on this transaction was $27,000.

In June 1996, the Company announced an agreement with International Business Machines Corporation ("IBM") for the joint development of a network application terminal for resale by IBM. Under the agreement, IBM has funded and will continue to fund a portion of NCD's development efforts. NCD has completed certain hardware and software deliverables, including the shipment of certain prototypes of the network application terminal to IBM. Subject to the successful completion of the development effort, including satisfaction of certain design and manufacturing requirements, the agreement states that IBM will purchase a substantial portion of its requirements from NCD during 1997 and 1998, although IBM will be under no obligation to make such purchases until the development phase has been successfully completed and IBM has commenced volume shipments of such devices.

RESULTS OF OPERATIONS

As mentioned above under "Overview," the Company determined to recombine its two former business units (i.e., "Systems" and "Software") into a single operation in June 1996. Although the Company is now managed as one operating entity, the Company is reporting hardware and software revenues independently, as reflected in this Form 10-Q. Revenues, cost of revenues and gross margins relating to prior operating periods have been conformed to the current presentation, and the following discussions of net revenues and gross margins address the revised presentation.

TOTAL NET REVENUES

Total net revenues for the third quarter and first nine months of 1996 were $28.0 million and $87.7 million, respectively, both representing decreases of 17% when compared with the same periods of 1995. The proportion of international revenues to total net revenues has increased from 28% for the third quarter of 1995 to 32% for the third quarter of 1996; this proportion of international revenues has remained relatively flat when comparing the nine-month periods presented (32% for 1996 and 31% for 1995).

Sales to Motorola Inc. ("Motorola"), which is deemed to be a related party due to its ownership of approximately 9% of the Company's common stock, accounted for 7% and 6% of the Company's total net revenues in the third quarters of 1996 and 1995, respectively, and 6% and 8% of total net revenues for the first nine months of 1996 and 1995, respectively. Motorola is the Company's largest OEM customer, and also purchases the Company's products as an end user customer. The Company does not have a long-term sales contract with Motorola, which purchases products on an as-needed basis to satisfy the requirements of its own customers as well as its internal requirements. The Company believes that sales to Motorola will continue to decline during the balance of 1996, but is unable to predict

                          NETWORK COMPUTING DEVICES, INC.

future levels of sales to Motorola over the longer term. Substantial reductions in such sales levels could have a material adverse effect on the Company's operating results in future periods.

HARDWARE REVENUES

Hardware revenues consist primarily of revenues from the sale of network computers, related hardware, and to a lesser extent, the sale of related service activities. Hardware revenues were $22.6 million for the third quarter of 1996, compared to $23.9 million for the third quarter of 1995, and $69.7 million for the first nine months of 1996, compared to $84.2 million for the first nine months of 1995. The decline in revenues for all comparative periods was due to a decline in units shipped and a decline in the average selling prices ("ASPs") of the Company's hardware products due to lower-priced network computers and intense competition.

SOFTWARE REVENUES

Software revenues consist primarily of revenues from the licensing of software products and related support services. Current software products that are generating revenue include WINCENTER,-TM- the Company's multi-user WindowsNT-Registered Trademark- application server software, PC-XWARE,-Registered Trademark- the Company's network computer software for PCs, and NCDWARE,-Registered Trademark- the Company's proprietary network computer software. Through the first quarter of 1996, Software revenues also included revenues from the development and licensing of the Company's Mariner Internet connectivity software (which product line was sold in the first quarter of 1996), and the Z-Mail product line (which was sold during the second quarter of 1996). Software revenues were $5.3 million for the third quarter of 1996, a decrease of 45% compared to the third quarter of 1995, and $18.0 million for the first nine months of 1996, a decrease of 18% compared to the same period of 1995. The decline in software revenues for all comparative periods presented resulted from reduced revenues from the Company's former Z-Mail and Mariner product lines, in addition to significantly reduced PC-Xware revenues during a period in which its sales force was in transition. The declines in the aforementioned revenue streams were offset to a degree by higher WINCENTER software revenues. Revenues related to Z-Mail were $352,000 and $1.1 million for the second quarter and first six months of 1996, respectively. No such revenues were recognized during the third quarter of 1996, and such revenues will not occur in the future, as the Z-Mail product line was sold during the second quarter of 1996. Net revenues for the first quarter of 1996 also included $426,000 associated with the AT&T Agreement, while no such revenues were recognized during the second or third quarters of 1996. The Company will recognize the remaining $1.3 million in revenues associated with the AT&T Agreement as its obligations thereunder are satisfied through the filling of orders placed by AT&T or upon expiration of the Company's obligations under the Agreement in the third quarter of 1997, whichever is earlier.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin on Hardware revenues was 34% and 14% for the third quarters of 1996 and 1995, respectively, and 20% and 24% for the first nine months of 1996 and 1995, respectively. The gross margin for the third quarter of 1995 reflects a $2.7 million inventory-related charge to cost of revenues associated with the restructuring that impacted margin for that quarter. Contributing to higher gross margins in the third quarter of 1996 were comparatively lower sales discounts and material costs. Sales discounts declined as a result of more stringent pricing controls, and material costs declined primarily as a result of market declines in the cost of certain semiconductor components. These positive influences on margin were slightly offset by increased sales of lower-priced EXPLORA-TM- network computers, which generally carry lower margins. The slight decrease in the nine-month period of 1996 compared to the nine-month period of 1995 is due to an increased mix of lower-priced, lower-margin EXPLORA network computers and decreased manufacturing efficiencies caused by lower volumes.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin on Software revenues was 66% and 88% for the third quarters of 1996 and 1995, respectively, and 67% and 87% for the nine-month periods ended September 30, 1996 and 1995, respectively. The decline was due primarily to a higher mix of WINCENTER revenues, which carry a lower margin because of higher third party royalty costs, and reduced revenues of other software products, including revenues associated with the AT&T Agreement.

                          NETWORK COMPUTING DEVICES, INC.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $3.2 million and $3.5 million for the third quarters of 1996 and 1995, respectively, and $11.3 million and $9.5 million for the first nine months of 1996 and 1995, respectively. The slight quarter-to-quarter decrease was primarily related to the absence of Z-Mail and Mariner R&D expenses in the third quarter of 1996, partially offset by an increase in R&D expenses related to the network computing area. Included in R&D expenses in the third quarter of 1996 was $0.5 million in costs and expenses associated with the agreement with IBM for the joint development of a network application terminal. Included in R&D expenses in the third quarter of 1995 was $0.8 million in costs and expenses associated with the software development and licensing agreement with AT&T. As a percentage of net revenues, R&D expenses were 11% and 10% for the third quarters of 1996 and 1995, respectively, and 13% and 9% for the nine months ended September 30, 1996 and 1995, respectively, reflecting the impact of increased spending or lower net revenues. The Company plans to increase its investment in research and development, primarily in the area of network computers and related software.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $6.2 million and $8.4 million for the third quarters of 1996 and 1995, respectively, and $25.1 million and $25.5 million for the first nine months of 1996 and 1995, respectively. The decreases in 1996 compared to the corresponding periods of the previous year reflect the reconsolidation of the Company's remaining business units, which commenced in June of 1996. As a percentage of net revenues, marketing and selling expenses were 22% and 25% for the third quarters of 1996 and 1995, respectively, and 29% and 24% for the first nine months of 1996 and 1995, respectively, and resulted from the combined impact of decreased spending and lower net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $2.2 million and $2.1 million for the third quarters of 1996 and 1995, respectively, and $8.3 million and $6.1 million for the first nine months of 1996 and 1995, respectively. The slight quarter-to-quarter increase was primarily related to increased legal costs and higher performance-related bonuses, offset by the decrease in expenses related to Z-Mail, as well as the elimination of certain redundant functions. The increase in expenses for the nine months ended September 30, 1996 compared to the same period in 1995 was due to both severance costs associated with the elimination of certain positions within the Company and increased personnel costs during early 1996 that resulted from the division of the Company into two separate business units (Systems and Software). As mentioned above under "Marketing and Selling," in June of 1996, the Company determined to recombine its remaining business units. As a percentage of net revenues, G&A expenses were 8% and 6% for the third quarters of 1996 and 1995, respectively, and 9% and 6% for the nine months ended September 30, 1996 and 1995, respectively, reflecting the combined impact of increased expenses and lower net revenues.

BUSINESS RESTRUCTURING

During the third quarter of 1995, the Company created and began implementing a plan to restructure the business in order to improve the Company's operating performance potential. The plan included substantial modifications to the Company's manufacturing processes, phasing out the activities related to less profitable products, a reduction in facilities, and a reduction in the number of employees. During the third quarter of 1995, the Company recognized charges totaling $7.5 million for the implementation of this plan, which is anticipated to continue through 1996. See "Business Restructuring" in the Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q.

OTHER INCOME

Other income primarily includes interest income, net of interest expense. The slight increase in interest income, net, in the third quarter and first nine months of 1996 over the comparable periods of 1995 was due primarily to lower interest expense incurred on declining capital lease obligation balances.

                          NETWORK COMPUTING DEVICES, INC.

GAIN ON SALE OF PRODUCT LINES

The gain on the sale of product lines for the first nine months of 1996 represents the net gain on the sale of the Mariner product line in February 1996, offset slightly by the loss on the sale of the Z-Mail product line in June 1996.

INCOME TAXES

The Company recorded an income tax provision of $13,000 during the third quarter of 1996. This compared to an income tax benefit of $1.9 million on pretax losses incurred during the third quarter of 1995.

FINANCIAL CONDITION

Total assets as of September 30, 1996 decreased by $13.6 million, or 14%, from December 31, 1995. The change in total assets primarily reflected decreases in combined cash and short-term investments and accounts receivable of $4.9 million and $9.6 million, respectively. The decline in combined cash and short-term investments was primarily the result of operating losses, partially offset by cash received from the sale of product lines. The reduction in accounts receivable was primarily caused by a reduction in sales volumes coupled with increased customer collection efforts during the quarter. The aforementioned decreases were partially offset by an increase in prepaid and other expenses of $5.4 million which was primarily related to deferred income tax assets generated by net operating losses.

Total liabilities as of September 30, 1996 decreased by $10.2 million, or 34%, from December 31, 1995. The decrease was primarily associated with lower accounts payable and income taxes payable balances. The reduction in accounts payable was associated with lower inventory receipts, while the reduction in income taxes payable was caused by significant operating losses during 1996.

LIQUIDITY

As of September 30, 1996, the Company had combined cash and equivalents and short-term investments totaling $31.2 million, with no significant debt. The Company believes that its existing sources of liquidity are sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

FUTURE PERFORMANCE AND RISK FACTORS

THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

EVOLVING NETWORK COMPUTING MARKET

The Company derives a majority of its revenues from the sale of network computer products and related software. During the past several years, the Company and other manufacturers of network computing systems and products have experienced intense competition from alternative desktop computing products, particularly personal computers, which has slowed the growth and development of the network computing market. Until recently, the absence of X protocol support from Microsoft Corporation ("Microsoft"), combined with the proliferation of off-the-shelf Windows-based application software, constituted an obstacle to the expansion of the network computing model into Windows-based environments. The introduction of the Company's WINCENTER multi-user Windows application server software and new, lower-priced network computers have allowed the Company to offer network computing systems that provide users with access to Windows applications, although sales of these new products have been limited to date. The Company's future success will depend in substantial part upon increased acceptance of the network computing model and the successful marketing of the Company's new network computing products. There can be no assurance that the Company's new network computing products will compete successfully with alternative desktop solutions or that the network computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for the Company's network computing products would have a material, adverse effect on the Company's business, operating results and financial condition. See "Item
1. Business - Industry Background" and "Business - Markets and Applications" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                          NETWORK COMPUTING DEVICES, INC.
COMPETITION

The desktop computer and information access markets are characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the network computing market has intensified over the past several years, resulting in price reductions and reduced profit margins. The Company expects this intense competition to continue and there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. The Company's software products also face substantial competition from software vendors that offer similar products, including several large software companies. See "Item 1. Business
- Competition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have varied significantly, particularly on a quarterly basis, as a result of a number of factors, including general economic conditions affecting industry demand for computer products, the timing and market acceptance of new product introductions by the Company and its competitors, the timing of significant orders from and shipments to large customers, periodic changes in product pricing and discounting due to competitive factors, and the availability and pricing of key components, such as DRAMs, video monitors, integrated circuits and electronic sub-assemblies, some of which require substantial order lead times. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing and introducing new products, its product and customer mix, the level of competition which it experiences and its ability to develop and maintain strategic business alliances. In addition, the Company operates with a relatively small backlog. Revenues and operating results therefore generally depend on the volume and timing of orders received, which are difficult to forecast and which may occur disproportionately during any given quarter or year. The Company's expense levels are based in part on its forecast of future revenues. If revenues are below expectations, the Company's operating results may be adversely affected. The Company has experienced a disproportionate amount of shipments occurring in the last month of its fiscal quarters. This trend increases the risk of material quarter-to-quarter fluctuations in the Company's revenues and operating results. In the past, the Company has experienced reduced orders during the first and third quarters due to buying patterns common in the computer industry. In addition, sales in Europe have been adversely affected in the third calendar quarter, when many European customers reduce their business activities.

NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS

The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future results will depend to a considerable extent on its ability to continuously develop, introduce and deliver in quantity new hardware and software products that offer its customers enhanced performance at competitive prices. The development and introduction of new products is a complex and uncertain process requiring substantial financial resources and high levels of innovation, accurate anticipation of technological and market trends and the successful and timely completion of product development. Once a hardware product is developed, the Company must rapidly bring it into volume production, a process that requires accurate forecasting of customer requirements in order to achieve acceptable manufacturing costs. The introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruption to customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. As the Company is continuously engaged in this product development and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis. The inability to finance important research and development projects, delays in the introduction of new and enhanced products, the failure of such products to gain market acceptance, or problems associated with new product transitions could adversely affect the Company's operating results. See "Item 1. Business -Industry Background" and "Business - Product Development" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                          NETWORK COMPUTING DEVICES, INC.

RELIANCE ON INDEPENDENT DISTRIBUTORS AND RESELLERS

The Company relies substantially on independent distributors and resellers for the marketing and distribution of its products, particularly its Software products. During 1995, the Company consolidated its Software sales operations by creating a single organization devoted to the sale of the Company's PC connectivity and messaging software and re-oriented its Software sales strategy toward the increased use of distributors, VARs and other resellers. In early 1996, the Company experienced significant returns of its Software products from its distributors. There can be no assurance that the Company will not experience similar levels of returns in the future. In addition, there can be no assurance that the Company's distributors and resellers will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of the Company's competitors. A reduction in sales effort or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales and could adversely affect the Company's operating results. In addition, there can be no assurance as to the continued viability or the financial stability of the Company's distributors and resellers, the Company's ability to retain its existing distributors and resellers or the Company's ability to add distributors and resellers in the future. See "Item 1. Business - Marketing and Sales" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

RELIANCE ON INDEPENDENT CONTRACTORS

The Company relies on independent contractors for virtually all of the sub-assembly of the Company's network computer products. The Company's reliance on these independent contractors limits its control over delivery schedules, quality assurance and product costs. In addition, a number of the Company's independent suppliers are located abroad. The Company's reliance on these foreign suppliers subjects the Company to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. The Company currently obtains all of the sub-assemblies used for its network computer products (consisting of all major components except monitors and cables) from a single supplier located in Thailand. Any significant interruption in the supply of sub-assemblies from this contractor would have a material adverse effect on the Company's business and operating results. Disruptions in the provision of components by the Company's other suppliers, or other events that would require the Company to seek alternate sources of supply, could also lead to supply constraints or delays in delivery of the Company's products and adversely affect its operating results. The operations of certain of the Company's foreign suppliers were briefly disrupted during 1992 due to political instability in Thailand. See "Item 1. Business - Manufacturing and Supplies" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

                          NETWORK COMPUTING DEVICES, INC.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on July 30, 1996.

(a) The following five persons nominated by management were elected as directors at the meeting:

        Robert G. Gilbertson
        Philip Greer
        Paul Low
        Stephen A. MacDonald
        Peter Preuss

(b) A proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 1989 Stock Option Plan by 1,000,000 shares was approved by a vote of 5,555,106 shares for, 2,119,517 shares against, 99,881 shares abstaining, and 7,507,490 broker non-votes.

(c) A proposal to increase the number of shares of Common Stock reserved for issuance under the Company's Employee Stock Purchase Plan by 350,000 shares was approved by a vote of 7,508,646 shares for, 1,054,301 shares against, 104,114 shares abstaining, and 6,614,933 broker non-votes.

(d) A proposal to ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the current fiscal year was approved by a vote of 15,189,855 shares for, 47,248 shares against, and 44,891 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed herewith:

Exhibit 11.1      Statement Regarding Computation of Shares Used in Income
                  (Loss) Per Share Computations.

Exhibit 27        Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the three-month period ended September 30, 1996.

                          NETWORK COMPUTING DEVICES, INC.


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Network Computing Devices, Inc.
                                (Registrant)

Date:  November 12, 1996

                                By:



                               /s/ Rudolph G. Morin
                               ------------------------------------------------
                               Rudolph G. Morin
                               Executive Vice President, Operations and Finance (Duly Authorized and Principal Financial and Accounting Officer)