Form 10-Q/A
period 1996-06-30
NETWORK COMPUTING DEVICES INC
filed 1997-03-20
CIK 886138

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                   ----------------

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

                                    FORM 10-Q/A
                                 AMENDMENT NO. 1

                             PART II - OTHER INFORMATION

     The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, as set forth in the pages attached hereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

    Exhibit 2.2 Asset Purchase Agreement dated June 3, 1996 by and among the Registrant NCD Software Corporation and NetManage, Inc.

                   Exhibits

                   Exhibit A       Certain Definitions
                   Exhibit B-1     Assignment and Assumption Contract
                   Exhibit B-2     Assignment and Assumption Contract
                   Exhibit C       NCD Disclosure Schedule(2)

                   Schedules

                   Schedule 1.1    Assets(2)
                   Schedule 1.1(b) Assumed Customer and Other Contracts(2)
                   Schedule 1.3(b) Assumed Liabilities
                   Schedule 1.5    Purchase Price Allocation(2)

    Exhibit 10.42 Alliance Agreement dated June 27, 1996 by and between the Registrant and International Business Machines
                   Corporation.(1)

   *Exhibit 11.1   Statement Regarding Computation of Shares Used in Per Share
                   Earnings Computations.

   *Exhibit 27     Financial Data Schedule.

    (1) Confidential treatment has been requested as to a portion of this exhibit. Confidential portions have been omitted and filed separately with the Securities and Exchange Commission.

    (2) Exhibits not filed herewith are identified in this agreement. The Company will furnish supplementally any omitted exhibit to the Commission upon request.

(b) The Company filed no reports on Form 8-K during the three-month period ended June 30, 1996.

---------------
* Previously Filed

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Network Computing Devices, Inc.
                                     (Registrant)

Date:  March 19, 1997

                             By:



                             /s/  Rudolph G. Morin
                             ------------------------------------------------
                             Rudolph G. Morin
                             Executive Vice President, Operations and Finance (Duly Authorized and Principal Financial and Accounting Officer)