Form 10-K405
period 1996-12-31
NETWORK COMPUTING DEVICES INC
filed 1997-03-31
CIK 886138

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-K


    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1996

    [    ]    Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934 for the transition period from ____________ to ____________

                            Commission File Number 0-20124

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

              Securities registered pursuant to 12(b) of the Act:  None

                 Securities registered pursuant to 12(g) of the Act:

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

                              Yes [ X ]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any
amendment to this form 10-K.   [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1997, as reported on the NASDAQ National Market System, was approximately $215,342,075. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1997, 17,090,820 shares of the registrant's Common Stock were outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of Network Computing Devices, Inc. (the "Proxy Statement") scheduled to be held on May 28, 1997, are incorporated by reference in Part III of this Report on Form 10-K.

                             NETWORK COMPUTING DEVICES, INC.

                                        PART I

THIS REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FUTURE PERFORMANCE AND RISK FACTORS" AND ELSEWHERE IN THIS REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CURRENTLY ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

ITEM 1.  BUSINESS.

GENERAL

The Company provides network computer hardware and software that delivers high-performance, easy-to-manage, simultaneous access to any application on an enterprise network from any desktop. The Company's product lines include the EXPLORA and HMX families of Universal Network Computers, WINCENTER PRO-TM- multi-user WINDOWS NT-Registered Trademark- application server software, and PC-XWARE-Registered Trademark- network computer software for PCs. The Company's network computing products provide businesses and other enterprises with an open systems approach to network computing based on the Company's Network Computing Architecture ("NCA"). The Company's network computers offer graphical multiwindow interfaces for users in various operating system environments using industry-standard communication protocols. They provide a cost-effective, high-performance alternative to networked workstations and personal computers and offer significant performance advantages over "dumb" terminals used in traditional mainframe or minicomputer-based systems, particularly with respect to windowing and graphics capabilities. Since introducing its first product in 1989, the Company has shipped over 300,000 network computers to approximately 6,000 customers worldwide. With the recent introduction of the Company's WINCENTER PRO Windows application server software and new, lower-priced network computers, the Company now offers network computing systems that provide users access to a broad range of applications and services, including Microsoft Windows applications. The Company also develops and markets information access software, including its line of PC connectivity products which interconnect PCs and integrate PCs into networking.

Network Computing Devices, Inc. was incorporated in California in February 1988. Unless the context otherwise requires, the terms "the Company" and "NCD" refer to Network Computing Devices, Inc. and its consolidated subsidiaries.

INDUSTRY BACKGROUND

NETWORK COMPUTING SYSTEMS

Computing environments made a pendulum-like swing from the highly centralized mainframe and minicomputer systems of the 1970s to the fully distributed personal computer- and workstation-based systems of the 1980s. While the earlier approach benefited from centralized system administration and security, users had to compete for under-powered, centralized processors on a timesharing basis, using low-performance, character-based "dumb" terminals.

During the 1980s, microprocessor-based systems improved in price and performance, and graphical user interfaces ("GUIs") with easy-to-use windows, menus and icons became widely available. User groups within large organizations began implementing their own solutions, using personal computers and workstations on the desktop to give each individual user a dedicated computing resource. The need to interconnect these computing resources led to the development of local area networks ("LANs"), which resulted in processing, data and applications being spread across many desktops. This approach brought with it new problems: the high cost of installing, maintaining and upgrading a computer on every desktop;

                             NETWORK COMPUTING DEVICES, INC.

under-utilization of individual computing resources; and complex system management requiring large MIS staffs.

As the 1990s approached, a new computing environment evolved: "network computing" combines the cost-effectiveness, manageability and security of the original centralized model with the performance, GUIs and network accessibility of the later distributed model.

The key technology behind the original development of the network computing approach was the X Window System, or X, a graphical windowing system. X software runs over a TCP/IP (Transmission Control Protocol/Internet Protocol) network that allows full use of network computing resources. Unlike operating systems designed for stand-alone personal computers, X is an open system, not tied to any particular hardware or operating system, allowing the development of applications that can run on multi-vendor products on a common network. This multi-vendor capability is possible because the X architecture separates windowing into two distinct parts: the graphical display function on the user's desk; and the computing function, which executes the applications, at shared "compute servers" (personal computers, workstations, or larger computers) anywhere on the network. This model, which the Company refers to as NCA, addresses both the individual's need for an advanced GUI and the organization's need for reduced system management overhead and better utilization of computing resources. Users of network computing systems can simultaneously access multiple applications running on separate compute servers on the network, and view and manipulate these applications in separate windows on their screens. Network computing systems also allow the organization to keep up with advances in computing technologies while protecting existing equipment investments. Rather than replacing every desktop system when the industry attains new price/performance points, the organization can simply add new computing resources to the network; the desktop devices stay in place.

Although X-based network computing systems have been deployed in a wide range of network environments, particularly in UNIX and other large computer-based applications, these systems require the availability of X protocol support from the vendors of host operating systems software and application software developers. Until the mid-1990's, the absence of support by Microsoft Corporation ("Microsoft"), combined with the proliferation of off-the-shelf Windows-based application software, constituted an obstacle to the expansion of the network computing model into Windows-based environments.

Over the last several years, a number of important developments occurred which expanded the potential markets for network computing systems. First, the availability of the powerful Pentium microprocessor enabled the development of large Windows-based systems. Second, Microsoft NT Server software, combined with Microsoft-authorized multi-user software, became available to support multi-user Windows applications. Third, the rapid growth of the Internet and Internet-based computing has popularized the concept of remote computing and created new interest in the network computing model.

NCD was founded initially to design, manufacture and market a family of X-based network computing systems including desktop devices, referred to as "network computers" or "X terminals." Since the introduction of the Company's first X terminal products in 1989, the Company has continually enhanced its network computer product line and added a wide range of functionality independent of the X Window System. With the introduction in 1995 of its WINCENTER PRO multi-user Windows application server software and new, lower-priced network computers, the Company now offers network computing systems that provide users access to a broader range of applications and services including Windows applications, as well as UNIX and other host-based applications.

INFORMATION ACCESS SOFTWARE

The market for enterprise information access software is large and comprised of a number of segments, many of which are expanding rapidly. Segments of this market include: PC-based TCP/IP software stacks and applications, including X access software; electronic mail software; and Internet access software.

                     NETWORK COMPUTING DEVICES, INC.

With the continuing proliferation of increasingly powerful and low-cost PCs in large organizations, NCD identified a demand for software products to enable DOS-based and Windows-based PCs to emulate X terminals for use in predominantly UNIX environments. In order to address this market, the Company, in 1992, acquired Graphic Software Systems, a pioneer in the development of PC X software. In 1993, the Company introduced PC-XWARE, its initial PC-UNIX integration software product. PC-XWARE is based on the Company's NCDWARE X terminal software and provides network connectivity using an NCD-developed TCP/IP software stack. NCD now offers versions of PC-XWARE for WINDOWS 3.1, WINDOWS 95-Registered Trademark- and WINDOWS NT users.

In an effort to enhance its position in the information access market, the Company, in February 1994, acquired Z-Code Software Corp. ("Z-Code"), a developer of electronic mail and messaging application products for multivendor open system environments. Following the Z-Code acquisition, the Company developed and introduced e-mail products, including Z-MAIL-Registered Trademark-for Windows and Macintosh operating systems. However, due to insufficient operating results, intensifying competition in this market and other factors, the Company sold its Z-MAIL product line during June 1996.

Taking advantage of its expertise in TCP/IP-based networking software, the Company in 1995 developed MARINER, an Internet access and navigation tool.
In light of the Company's inability to develop a long-term relationship with AT&T, as well as other changes in the Internet market, including the development of intense price competition among vendors of Internet access products, the Company determined in late 1995 to sell the MARINER product line and focus its attention on its core business of providing desktop information access solutions for network computing environments. The MARINER product line was sold in the first quarter of 1996. See "Recent Developments."

RECENT DEVELOPMENTS

During 1996, the Company underwent significant changes to its operations, including changes in senior management, product focus, and business unit organization. During the first half of the year, the Company initiated and completed the disposition of two software product lines, MARINER and Z-MAIL. Also during the first half of 1996, the Company recorded operating losses of $18.3 million, and combined cash and short-term investments had declined from $36.2 million at December 31, 1995 to $26.4 million at June 30, 1996. By the end of the second quarter, the Company announced that it had appointed a new President and Chief Executive Officer, Robert G. Gilbertson, and a new Executive Vice President of Operations & Finance and Chief Financial Officer, Rudolph G. Morin. Shortly thereafter, Doug Klein, a founder of the Company, was appointed to Senior Vice President & Chief Technology Officer and Lorraine Hariton, the Vice President of Business Development, was added to the senior management team. In September 1996, Cecil M. Dye was appointed Senior Vice President of Sales & Marketing. This new senior management team initiated a "turnaround" program that included recombining its Systems and Software business units, spending and hiring controls, significant reorganization of the Research & Development and Sales & Marketing functions and asset management initiatives. By the end of the second half, profitable, cash-flow positive operations had been achieved. The above results nothwithstanding, there is no assurance that this trend toward profitability will continue into the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Future Performance and Risk Factors."

In June 1996, the Company announced an agreement with International Business Machines Corporation ("IBM") for the joint development of a network application terminal for resale by IBM. Under the agreement (the "IBM Agreement"), IBM has funded, and will continue to fund through the first quarter of 1997, a portion of the Company's development efforts. The Company has completed certain hardware and software deliverables, including the shipment of certain prototypes of the network application terminal to IBM. Subject to the successful completion of the related product development effort, including satisfaction of certain design and manufacturing requirements, the IBM Agreement provides for IBM to purchase a substantial portion of its requirements for such products from the Company during 1997 and 1998, although IBM will be under no obligation to make such purchases until the development phase has been successfully completed and IBM has commenced volume shipments of such products. The agreement provides for IBM to purchase certain minimum order quantities of product through December 1998, and also provides for an

                    NETWORK COMPUTING DEVICES, INC.

option to renew the agreement for an additional two years. If IBM does not fulfill its minimum order commitment, the Company may impose a per-unit charge for the number of units represented by any shortfall in orders, payable subsequent to December 31, 1998. If IBM fulfills its product orders from a supplier other than the Company, then the Company is entitled to charge a per-unit royalty for each unit supplied to IBM by a party other than the Company. Notwithstanding the foregoing provisions, a material shortfall in IBM's orders from the quantity levels anticipated by the Company for any period will have a material adverse effect on the Company's operating results. See "Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations -- Future Performance and Risk Factors --Fluctuations in Operating Results."

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

During the third quarter of 1995, the Company created and began implementing a plan to restructure the business to improve its operating performance. The plan included substantial modifications to the Company's manufacturing processes, phasing out lower margin products, a reduction in the amount of leased space, and a reduction in the number of employees. During the third quarter of 1995, the Company recognized charges totaling $7.5 million for the implementation of this plan. Included in these restructuring charges were amounts related to the severance of personnel, phase-out of certain products, and costs associated with the termination of lease obligations. In the fourth quarter of 1996, the Company substantially concluded such restructuring activities, and an amount of $1.1 million in related accruals was determined to be in excess of amounts required. As a result, the Company recognized a $1.1 million credit for business restructuring during the fourth quarter of 1996. The credit relates primarily to lease obligations that were exited or subleased at dates or rates more favorable than those anticipated at the time of the initial restructuring plan.

MARKETS AND APPLICATIONS

NETWORK COMPUTING SYSTEMS

NCD's network computing systems are used in a broad range of industries for a wide variety of applications. Historically, the Company's X-based systems have been sold primarily into three types of computing environments as: (1) an upgrade to ASCII and 3270 "dumb" terminals in mainframe and minicomputer transaction processing environments; (2) a lower cost desktop alternative to workstations in distributed environments; and (3) an enhancement or alternative to personal computer networks.

TERMINAL REPLACEMENT. A principal market for X-based network computers is replacement of the installed base of approximately 25 million ASCII and 3270 terminals. Many commercial users in transaction processing applications are upgrading their centralized systems in order to obtain the productivity advantages of GUIs and windowing and the flexibility of "open" systems based on industry-standard operating systems such as UNIX. The Company's NCA provides these users with a three-tiered X-based network computing environment in which: (1) existing applications and corporate-wide databases remain on the central mainframe or minicomputer; (2) departmental-level applications are run on UNIX, RISC-based compute servers; and (3) network computers on each user's desk provide simultaneous access to applications and data on the mainframe, minicomputers and compute servers.

WORKSTATION ENVIRONMENTS. Many of the early buyers of X terminals were also early users of workstation technology and viewed X-based network computers primarily as a low-cost alternative for expanding their workstation networks. In these environments, X terminals can access the excess processing power of existing workstations, supplying users with a GUI at a considerably lower cost than a workstation with

                    NETWORK COMPUTING DEVICES, INC.

equivalent display characteristics. Thus, organizations can provide windowing and graphics for uses that previously could not justify the cost of a full workstation. Many users of X terminals in UNIX and VMS workstation or minicomputer environments have developed an optimized configuration of workstations and X terminals. In these environments, rather than providing some users with workstations and others with X terminals, every user is given an X terminal, and compute servers based on high-performance workstations (without monitors) are shared among all users. The organization thereby realizes cost advantages by centralizing processing, memory and disk requirements into fewer, high-performance servers.

PERSONAL COMPUTER ENVIRONMENTS. Until recently, users of X terminals in predominantly UNIX-based environments who needed access to DOS or Windows applications could access these applications using an X terminal running on a Windows emulation system on a compute server. Although these emulation systems met the needs of the occasional user of these applications, a more robust, high performance means of executing Windows applications in large UNIX-based network environments has become an increasing market requirement over the past several years. The recent introductions of the Company's WINCENTER PRO Windows application server software, running on Pentium-based server hardware, and the Company's new, lower-priced EXPLORA network computers, were intended to address this requirement. In addition WINCENTER PRO software and EXPLORA network computers are now being marketed to users of Windows who recognize the benefit of the network computing model.

INTRANET ENVIRONMENTS. With the popularization of the Internet and the availability of low cost Internet software and authoring tools, many companies are utilizing the Internet for internal electronic communications systems. These systems are being used to facilitate employee collaboration and distribute company information in an easy to manage, low cost manner.
NCD network computers are being used as a means of providing low cost, easy maintenance access to the Internet in these "Intranet" applications. Many of the software systems used to implement corporate Intranets, including worldwide web ("WWW") browsers, WWW servers, e-mail clients, e-mail servers and database servers, can run on the WINCENTER PRO and can be accessed from NCD network computers and other X-capable devices such as a UNIX workstation, a competing brand of X terminal, or a personal computer with X display server software.

SOFTWARE PRODUCTS

PC CONNECTIVITY SOFTWARE. Personal computer users who wish to obtain access to UNIX or VMS applications, but who also desire to maintain local DOS or Windows application processing, are potential customers for the Company's PC X software. A PC running X Window System software can match the performance of a low-end X-based network computer, and can be useful for PC users who need less frequent access to network computing resources.

WINDOWS SERVER SOFTWARE. Users of network computers, UNIX workstations, and older PCs, who desire the ability to run the latest Windows applications on their existing hardware, comprise the target market for WINCENTER PRO, the Company's Windows application server software. This product is an enterprise-oriented solution designed to accommodate growth in large, heterogeneous computing environments.

PRODUCTS

NETWORK COMPUTING SYSTEMS

The Company offers a broad line of network computing products that provide businesses and other enterprises with an open systems approach to network computing based on the Company's Network Computing Architecture. The Company's network computing systems include NCD network computers, NCDWARE operating system software and WINCENTER PRO, the Company's Windows application server software.

NETWORK COMPUTERS.   The Company's network computer products are desktop devices that are used to access information and applications residing elsewhere on a local area or wide area network. The

                    NETWORK COMPUTING DEVICES, INC.

Company's network computers offer graphical multi-window interfaces for users in various operating system environments via the industry-standard X Window system. Network computers provide a cost-effective high-performance alternative to network workstations and personal computers. Although the Company's initial X-based network computers (referred to as "X terminals") were used primarily in UNIX and other large computer-based environments, the recent introduction of multi-user versions of the WINDOWS NT operating system and the Company's WINCENTER PRO Windows application server software allows network computers to be used in network environments using Windows-based application software.

The Company's network computer product line includes models with various screen sizes and a range of software extensions and network interfaces. Hardware platforms are based on different microprocessors, addressing a wide range of price/performance requirements. Custom ASICs used in the design of most NCD products help reduce the cost of connection logic and provide hardware acceleration for certain graphics functions. NCD's network computers feature single-board electronics and incorporate current ergonomic standards in monitor technology. NCD's network computers come with a full line of peripherals, including mouse and several keyboard options.

The Company's HMX and HMXPRO24 product lines are high-performance network computers that are targeted at the UNIX workstation market. These products are based on a 64-bit RISC architecture and can accommodate up to 136 megabytes of random access memory. Two custom ASICs provide high-performance graphics for multimedia applications. The HMXPRO24 supports up to 24-bit color and up to 1600-by-1200 pixel screen resolution on 17, 20 and 21-inch monitors. Suggested list prices for HMX and HMXPRO24 network computers currently range from $2,095 to $4,920.

The EXPLORA and EXPLORAPRO are the Company's low-end network computers. The target markets for these products include the PC replacement market (when sold in conjunction with WINCENTER PRO), the terminal replacement market and the enterprise Internet access, or "Intranet," market. The EXPLORA is based on the 32-bit PowerPC RISC processor. The EXPLORA can accommodate up to 36 megabytes of memory, and the EXPLORAPRO can support up to 56 megabytes. Display resolution is adjustable from 640-by-480 to 1280-by-1024 pixel screen resolution, with 15, 17 and 20-inch monitors available. EXPLORA and EXPLORAPRO network computers are packaged in a compact 7.25-by-10 inch package that is rugged and extremely quiet due to the lack of a noise-producing fan. Suggested list prices for EXPLORA and EXPLORAPRO network computers currently range from $695 to $2,920.

NCDWARE.   The Company's network computers run NCDWARE, the Company's proprietary enhanced version of the industry-standard X Window system software. NCDWARE incorporates extensive enhancements to the basic X server software to improve performance, system manageability and robustness. The key component of NCDWARE is the latest version of the X Window display server protocol. NCDWARE supports a wide variety of communications protocols. NCDWARE provides Network Audio System for audio applications, capability for running local window managers and local terminal emulation sessions and network management capability.

WINCENTER PRO.   WINCENTER PRO is Windows application server software that
runs on Intel-based computers, typically Pentium-class systems. WINCENTER PRO includes Microsoft NT as the base operating system and WINFRAME, Microsoft-authorized multi-user software which the Company licenses from Citrix Systems, Inc. ("Citrix"). See "Proprietary Rights and Licenses." WINCENTER PRO also includes NCD-developed graphics and network features which make WINCENTER PRO compatible with the X Window protocol supported by NCD network computers and UNIX workstations. WINCENTER PRO allows a single server to provide Windows applications to many users simultaneously. WINCENTER PRO is compatible with off-the-shelf applications software for WINDOWS 95, WINDOWS NT and WINDOWS 3.1 and can serve up to 100 users, depending upon server performance, applications and usage. WINCENTER PRO can be used to add Windows applications to existing UNIX network environments, to create multi-user Windows systems, or to implement Intranets within enterprises. Users can access WINCENTER PRO from any NCD network computer (including older model X terminals), competing brands of X terminals, UNIX and VAX workstations that support X Windows and personal computers with X display server software. Suggested list prices for WINCENTER PRO start at $459 per user with a five-user minimum.

                    NETWORK COMPUTING DEVICES, INC.

PC CONNECTIVITY PRODUCTS

MARATHON.   MARATHON is a suite of TCP/IP products for Windows-based personal computers. MARATHON includes important networking functionality that is not currently available from Microsoft, including graphical client and server support, Network File System (NFS) client and server support and multiple terminal emulation modes. Versions of MARATHON are available for WINDOWS 3.1, WINDOWS 95 and WINDOWS NT. The WINDOWS 3.1 version includes NCD's proprietary TCP/IP stack as well as a dialer for remote TCP/IP applications.

PC-XWARE.   PC-XWARE is a family of PC X server software products for Windows
PCs that provide connectivity to X Windows applications running on UNIX and other multi-user host systems. There are versions of PC-XWARE for WINDOWS 3.1, WINDOWS 95 and WINDOWS NT. PC-XWARE includes all the basic capabilities of MARATHON and adds high performance X server software. PC-XWARE is based on the Company's NCDWARE network computing software and offers many of the same local application and network management features. PC-XWARE also allows personal computer users to access application software running on the Company's WINCENTER PRO application server.

PRODUCT DEVELOPMENT

The Company believes that its ability to maintain its position as a major supplier of network computing systems and expand the market for network computing and information access products will depend in large part upon its ability to enhance its existing line of network computer and software products, and to continue developing new hardware and software products that incorporate the latest improvements in technology. Accordingly, the Company is committed to investing significant resources in software and hardware development activities.

The Company's current research and development programs include:

    - Enhancements to its network computing systems to increase compatibility with Windows environments, including support for external floppy disk drives and local printers.

    - Further enhancement of its network computer product line, particularly the development of lower cost desktop computers and multimedia features, in some instances in collaboration with current or potential future OEM partners.

    -    Enhancements to WINCENTER PRO software, including multimedia support.

    - Enhancements to PC-XWARE and MARATHON software to provide support for current and prospective Windows-related operating systems.


There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Performance and Risk Factors --New Product Development and Timely Introduction of New and Enhanced Products."

During 1996, 1995 and 1994, the Company's research and development expenditures were $14,930,000, $13,119,000 and $10,486,000, respectively.

THE FOREGOING DISCUSSION CONCERNING THE COMPANY'S PRODUCT DEVELOPMENT PROGRAM INCLUDES FORWARD-LOOKING STATEMENTS. ACTUAL PRODUCT DEVELOPMENT RESULTS MAY DIFFER SUBSTANTIALLY DEPENDING UPON A

                    NETWORK COMPUTING DEVICES, INC.

VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FUTURE PERFORMANCE AND RISK FACTORS."

MARKETING AND SALES

The principal objectives of the Company's marketing strategy are to increase awareness of the benefits of the Company's NCA, maintain the Company's position as a recognized leader in the network computing industry and differentiate the Company's hardware and software products from competing products. The Company's marketing activities include participation in trade shows, conferences and seminars, advertising and press relations with leading trade publications, publication of technical articles and a telemarketing program. In addition, the Company is increasing its focus on the use of indirect and OEM channels of distribution.

The Company regards its technical support and system engineering personnel as an integral part of its marketing strategy because of the technical nature of the sales process. These personnel participate directly in the sales cycle by educating prospective customers on the advantage of network computing and assisting in system planning, configuration and integration.

The Company distributes its Hardware products in North America primarily through direct sales to end-user customers. The Company currently has 13 sales and service offices located throughout North America. The Company supplements its selling efforts in North America through sales to distributors, VARs and system integrators who may add software and provide systems for specific end-user applications, such as hospital information systems, manufacturing control systems and automobile parts control systems. The Company also sells its PC connectivity software products by telemarketing.

The Company also sells its products to OEMs who combine the Company's products with computers and peripherals, add application software and sell complete computer systems to end-users. OEM sales represented approximately 15%, 15% and 17% of the Company's revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company sells its products internationally primarily through a distributor channel comprised of approximately 35 distributors and other resellers who sell and service the products in their respective territories and who are supported by the Company's direct sales force. The Company has established local subsidiaries in Australia, France, the United Kingdom, Germany and Sweden, which provide sales and technical support to the Company's distributors in those regions.

In July 1990, the Company entered into an agreement with Software Research Associates, Inc. ("SRA") to form Nihon NCD K.K. ("Nihon NCD"), a Japanese corporation. The Company owns approximately 19% of the outstanding stock of Nihon NCD, and SRA owns the remaining outstanding stock. The agreement contemplates that the Company may make additional investments in Nihon NCD to increase its ownership to a maximum of 51% of its outstanding stock, although the terms of any such future investment would be subject to further agreement. The Company has entered into a Distributorship and OEM Agreement with Nihon NCD under which Nihon NCD serves as a nonexclusive distributor of the Company's products in Japan. The term of the agreement is automatically extended for successive one-year periods, expiring in July of each year, unless either party gives notice of its intention not to renew at least 90 days prior to the expiration of the term then in effect.

International sales, including sales to foreign OEM customers, represented approximately 33%, 33% and 31% of the Company's net revenues during 1996, 1995 and 1994, respectively. International sales may be subject to government controls and other risks, including export licenses, federal restrictions on the export of critical technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors.

                    NETWORK COMPUTING DEVICES, INC.

No single customer of the Company accounted for more than 10% of the Company's net revenues during any of the last three fiscal years.

SERVICE AND SUPPORT

The Company believes that its ability to provide service and support is and will continue to be an important element in the marketing of its products. The Company maintains in-house repair facilities and also provides telephone and electronic mail access to its technical support staff. The Company's technical support engineers not only provide assistance in diagnosing problems but work closely with customers to address system integration issues and to assist customers in increasing the efficiency and productivity of their systems. The Company provides system level software support through its factory-based technical maintenance organization and field system engineers, and also offers software update services which allow customers to purchase subsequent releases of its software products. Eurographics Industries Ltd., a leading European service organization, provides certain repair services for the Company's European distributors and OEM customers.

The Company typically warrants its products against defects in materials and workmanship for one year after purchase by the end user, and offers an extended warranty for up to an additional two years.

COMPETITION

The desktop computer and information access markets are characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations, and software developers.

The Company is a major supplier of network computing systems and products. Competitive X-based network computing products are offered by a number of established computer manufacturers, including Hewlett-Packard Company ("HP"), which have substantially greater name recognition, engineering, manufacturing and marketing capabilities and greater financial resources than those available to the Company. The Company also competes with a number of other manufacturers of network computing products, including Tektronix, Inc. ("Tektronix") and Wyse Technology, Inc. ("Wyse"). The Company believes that the principal competitive factors among network computer suppliers include price, breadth of product line, product performance, software features, network expertise, service and support, and market presence. Price competition is particularly intense among suppliers of lower-priced, lower-margin network computers such as the Company's EXPLORA and EXLORAPRO models. Workstation manufacturers, like HP, who also offer network computer products, may have advantages over independent network computer vendors, including the Company, based on their ability to "bundle" their network computers, workstations and personal computers in certain large system sales.


The Company and other manufacturers of network computers also face significant competition from established computer manufacturers whose personal computer and workstation products offer alternatives to network computers for most applications. In the high-performance, technical segment of the desktop computer market, network computers compete with workstation networks offered by such manufacturers as HP, Digital Equipment Corporation ("DEC"), IBM and Sun Microsystems, Inc. Because network computing does not require application processing capability on every desktop, network computing systems compete favorably on a price/performance basis with workstation networks and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of the larger workstation manufacturers, and customer perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of this market segment by network computer manufacturers.

At the low end of the commercial segment of the desktop computer market, the Company competes with suppliers of lower cost ASCII and 3270 terminals. These products do not offer the graphics and windowing capabilities offered by NCD's network computing systems, but are still appealing to certain price sensitive

                    NETWORK COMPUTING DEVICES, INC.

customers. Moreover, PC networks offer an alternate means of upgrading from ASCII and 3270 terminal systems in many commercial applications.

Until recently, the absence of X protocol support from Microsoft, combined with the proliferation of off-the-shelf Windows-based application software, constituted an obstacle to the expansion of the network computing model into Windows-based environments. The introduction of the Company's WINCENTER PRO multi-user Windows application server software and new, lower-priced EXPLORA network computers have allowed the Company to offer network computing systems that provide access to Windows applications. Other network computing companies, including HP, Tektronix and Wyse, currently offer systems competitive with the Company's. Moreover, a number of other companies are offering, or have announced their intention to offer, network computing products and systems based on other technologies. There can be no assurance that the Company's new network computing products will compete successfully with competitive network computing products or that the network computing model will be widely adopted in the rapidly evolving Windows market.

The Company also sells its WINCENTER PRO multi-user Windows application server software on a stand-alone basis to customers who wish to configure network computing systems using desktop devices offered by other manufacturers. The Company is experiencing intense competition in this new and rapidly evolving market from a number of software vendors who have introduced competitive products. These competitors include products from Insignia Solutions Inc. and Tektronix, both of which are also based on software provided by Citrix which enhances WINDOWS NT software. The Company believes that the principal competitive factors in this new market include price, performance, features, network compatibility and support.

Competition in the network computing market has intensified over the past several years, resulting in price reductions, reduced profit margins and loss of market share, which have adversely affected the Company's operating results. In addition, intense competition from alternative desktop computing products, particularly personal computers, has slowed the growth of the network computing market. The Company expects this intense competition to continue. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases.

The Company's PC X software products face direct competition from several software companies that offer similar products, including Hummingbird Communications, Ltd., a Canadian company, Visionware, a subsidiary of The Santa Cruz Operation, Inc., NetManage, Inc., FTP Software, Inc. and Walker, Ritchie, Quinn, a privately-held company. In addition, several large system companies, including DEC and IBM, offer PC X server software.

MANUFACTURING AND SUPPLIES

The Company conducts certain network computer production activities at its Mountain View, California facility. These operations consist primarily of final assembly and configuration, testing and quality control of material, components, sub-assemblies and systems. The Company utilizes a manufacturing control system which includes purchasing, inventory control and cost accounting functions. The Company tests each network computer in a network environment using a Company-developed, computer integrated manufacturing ("CIM") system. In addition, the Company employs a statistical process control system ("SPC") and conducts regular on-site inspections at its vendors' facilities to maintain quality control.

The Company relies largely on one independent contractor for the sub-assembly of the Company's network computer products. The Company's reliance on independent contractors limits its control over delivery schedules, quality assurance and product costs. In addition, a number of the Company's independent suppliers are located abroad. The Company's reliance on foreign suppliers also subjects the Company to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. The Company currently obtains substantially all of the sub-assemblies used for its network computer products (consisting of all major components except monitors and cables) from a

                    NETWORK COMPUTING DEVICES, INC.

single supplier located in Thailand. Any significant interruption in the supply of sub-assemblies from this contractor would have a material adverse effect on the Company's business and operating results. Disruptions in the provision of components by the Company's other suppliers, or other events that would require the Company to seek alternate sources of supply, could also lead to supply constraints or delays in delivery of the Company's products and adversely affect its operating results. The operations of certain of the Company's foreign suppliers were briefly disrupted during 1992 due to political instability in Thailand.

A number of components and parts used in the Company's products, including certain semiconductor components, also are currently available from single or limited sources of supply. The Company has no long-term purchase agreements or other guaranteed supply arrangements with suppliers of these single or limited source components. The Company has generally been able to obtain adequate supplies of parts and components in a timely manner from existing sources under purchase orders and endeavors to maintain inventory levels adequate to guard against interruptions in supplies. However, the Company's inability to obtain sufficient supplies of these parts and components from existing suppliers or to develop alternate supply sources would adversely affect the Company's operating results.

The Company currently uses one component in its EXPLORA network computer that is no longer in active production at any supplier. The Company is in the process of redesigning the product to utilize a more readily available component part. Although management believes that the Company has adequate supplies of the discontinued component on hand to meet manufacturing requirements through the release of a redesigned product, there is no assurance that such redesign efforts will be successful or that they will be successful within the time frame required. The Company's inability to complete the redesign process in a timely manner would result in an interruption in the Company's sales of EXPLORA computers that could materially and adversely affect the Company's operating results.

The Company has, from time to time, experienced delays in the receipt of monitors from certain of its suppliers. In addition, the Company is required to place orders for monitors several months in advance of its anticipated requirements, and its ability to react to short-term increases or decreases in customer demand is, therefore, limited. Prolonged or repeated delays in the receipt of monitors could have a material adverse effect on the Company's operations.

The Company's products incorporate memory components, such as video random access memory chips ("VRAMs"), that are available from multiple sources but have been subject to substantial fluctuations in availability and price. Certain other components, including microprocessors and ASICs, though generally available from multiple sources, are subject to industry-wide demand which could result in limited availability or significant fluctuations in pricing. To date, these fluctuations have not had a material effect on the Company's operating results and the Company has been able to obtain an adequate supply of such components. There can be no assurance that the Company will be able to obtain adequate supplies of these components in the future or that price fluctuations will not adversely affect the Company's operating results.

The Company currently outsources the reproduction and packaging of its software to domestic vendors located in California and Oregon.

BACKLOG

The Company assembles its network computer products based upon its projections of near-term demand. Orders from large end-users and OEMs are generally placed by the customer on an as-needed basis, and products are typically shipped by the Company within 45 days after receipt of a firm purchase order. The Company does not generally have a significant backlog, and its backlog at any particular time, or fluctuations in backlog from time to time, may not be representative of actual sales for any succeeding period.


Because of the ease of manufacturing software products, the Company is able to effect the manufacture and shipment of these products quickly in response to customer orders without maintaining significant inventories, and, as a result, has historically had little, if any, backlog at any particular time. The Company

                    NETWORK COMPUTING DEVICES, INC.

does not, therefore, consider backlog for these products to be a significant measure of actual sales for any succeeding period.

PROPRIETARY RIGHTS AND LICENSES

The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. The Company holds six U.S. patents. Although management intends to pursue a policy of obtaining patents for appropriate inventions, the Company believes that its success will depend primarily on the innovative skills, technical competence and marketing abilities of its personnel rather than upon the ownership of patents. There can be no assurance that patents will issue from any pending or future patent applications or that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide adequate protection to the Company.

Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. The costs associated with such royalties have increased substantially during 1996, and are now a significant component of total software cost of sales. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Generally, such licenses grant to the Company non-exclusive, worldwide rights with respect to the subject technology and terminate only in the event of material breach.

In March 1996, the Company entered into a license agreement with Citrix pursuant to which the Company was granted the right to incorporate WINFRAME, Citrix's Microsoft-authorized multi-user software, into the Company's WINCENTER PRO Windows application server software and other related products. The Company is required to pay Citrix a per-copy royalty, subject to certain specified minimum royalty obligations. Under the license agreement, the Company was also granted an option to license additional software for bundling in future WINCENTER products in exchange for the payment of a one-time license fee. The license agreement has an initial term of two years, subject to automatic renewal for successive one-year terms unless notice of nonrenewal is provided 60 days in advance by the Company or six months in advance by Citrix.

The Company's software products are generally licensed on a right-to-use basis. The Company relies primarily on "shrink wrap" or "break the seal" licenses. Certain provisions of such licenses, including provisions protecting against unauthorized copying and reverse engineering, may not be enforceable under the laws of some jurisdictions. In addition, the laws of some foreign countries in which the Company's software products are distributed do not protect the Company's intellectual property rights to the same extent as U.S. law.

There can be no assurance that third parties will not assert infringement claims against the Company or its suppliers with respect to current or future products. Although the Company has historically been able to resolve all asserted claims on terms which have not had a material effect on the Company's operations, there is no assurance that any future claims may not require the Company to enter into unfavorable royalty arrangements or result in costly litigation.

EMPLOYEES

As of December 31, 1996, the Company had 321 full-time employees, of whom 77 were primarily engaged in research and development, 39 in technical support, 99 in marketing and sales, 59 in manufacturing and 47 in administration and finance. None of the Company's employees is represented by a collective bargaining agent. The Company has experienced no work stoppages and believes that its employee relations are good.

                    NETWORK COMPUTING DEVICES, INC.

Competition for employees in the computer and software industries is intense. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company, and their ages as of March 27, 1997:

    NAME                AGE            POSITION
    ----                ---            --------
Robert G. Gilbertson    56   President and Chief Executive Officer

Rudolph G. Morin        59   Executive Vice President, Operations &  Finance and
                             Chief Financial Officer

Cecil M. Dye            56   Senior Vice President, Worldwide Sales

Lorraine J. Hariton     43   Senior Vice President, Marketing and Business
                             Development

Douglas H. Klein        42   Senior Vice President, Technology


Mr. Gilbertson has served as President and Chief Executive Officer of the Company since May 1996. Prior to joining the Company, Mr. Gilbertson served as Chairman of Aviation Systems, Inc., a manufacturer of ATM switching systems, and also as President and Chief Executive Officer of CMX Systems, Inc., a manufacturer of precision measurement and positioning products from 1993 to 1996. In 1994, CMX ranked No. 103 on the Inc. Magazine list of the 500 fastest growing privately held companies in the U.S. Prior thereto, he served as President and Chief Executive Officer of Data Switch Corporation, which was named turnaround company of the decade by CFO Magazine. Mr. Gilbertson holds an MBA from the University of Chicago, served as Chairman of the Board of the American Electronics Association, and was a member of the faculty of Harvard Business School for five years.

Mr. Morin has served as Executive Vice President, Operations & Finance and Chief Financial Officer since June 1996. Prior to joining the Company, Mr. Morin served as Senior Vice President, Finance and Administration for Memorex Telex Corporation from 1993 to 1996. Prior thereto, he worked with Mr. Gilbertson at Data Switch, where he was Executive Vice President. Mr. Morin's background also includes more than ten years with Thyssen Bornemisza Inc. as head of corporate development and general manager of several of its subsidiaries. Mr. Morin holds MBAs from INSEAD and Harvard.

Mr. Dye has served as Senior Vice President, Worldwide Sales since March 1997 and served as Senior Vice President, Sales and Marketing from September 1996 to March 1997. Prior to joining the Company, Mr. Dye served as the Senior Vice President of Worldwide Sales and Service for Wyse Technology from 1994 to 1996. Prior thereto, Mr. Dye spent 24 years with Digital Equipment Corp., most recently as vice president and general manager of the western region. Mr. Dye holds an MBA from Xavier University.

Ms. Hariton has served as an executive officer of the Company since September 1993 and was appointed Senior Vice President, Marketing and Business Development in March 1997. Ms. Hariton joined the Company as Vice President, Marketing, and in 1996 was appointed to the position of Vice President, Business Development. From 1992 to 1993, Ms. Hariton was employed by Verifone Corporation as Director of Marketing. From 1986 to 1992, she was employed by ROLM Corporation in a variety of sales and marketing positions. Ms. Hariton holds an MBA from Harvard University.

Mr. Klein was a founder of the Company and served as the Company's Vice President-Technical Support from 1988 to 1994, as Vice President and General Manager, X Terminal Division from 1994 to 1995, as

                    NETWORK COMPUTING DEVICES, INC.

President of NCD Systems, a wholly owned subsidiary of the Company, from 1995 to 1996, at which time he was appointed to his current position, Senior Vice President, Technology. From 1984 to 1988, Mr. Klein was employed by Ridge Computers as Manager of Third-Party Software Applications. Mr. Klein holds a Masters in Mechanical Engineering from the California Institute of Technology.

ITEM 2.  PROPERTIES.

The Company's principal administrative, marketing, manufacturing and research and development operations are located in adjacent buildings in Mountain View, California. These facilities consist of approximately 197,000 square feet and are occupied under leases which expire between February 1999 and February 2003. Approximately 28,000 square feet in these facilities are currently being sublet to a third party. The annual gross rent for these facilities currently approximates $1,700,000. The Company's PC X software operations are located in a 20,000 square foot facility in Beaverton, Oregon, under a lease expiring in October 2000, with gross rent of approximately $232,000 for 1996. The Company's electronic mail operations, which were sold in June of 1996, were located in a 20,000 square foot facility in Novato, California, under a lease expiring in July 2001, with annual gross rent of approximately $485,000. This facility is currently being subleased to third parties. The Company believes that its existing facilities are adequate for its present requirements and that suitable additional space will be available as needed. The Company's field sales and service offices worldwide consist of leased office space totaling approximately 26,000 square feet, with current aggregate gross rents of approximately $792,000 for 1996.

ITEM 3.  LEGAL PROCEEDINGS.

In April 1996, two purported class action complaints, WOODWARD, ET AL V. BRADLEY, ET AL and CURLEY, ET AL V. MARINARO, ET AL, were filed in the United States District Court for the Northern District of California, and a third purported class action complaint, MAIZEL, ET AL V. MARINARO, ET AL, was filed in the Superior Court of the State of California for the County of Santa Clara. In May 1996, a fourth purported class action complaint, CLEVELAND, ET AL V. MARINARO, ET AL, was filed in the United States District Court for the Northern District of California. The plaintiffs in the MAIZEL, CURLEY and CLEVELAND actions claimed to be suing on behalf of a class of persons who purchased the Company's Common Stock during the period February 2, 1995 to March 21, 1996; the plaintiffs in the WOODWARD action claimed to be suing on behalf of a class of persons who purchased the Company's Common Stock during the period February 1, 1996 to March 21, 1996. Certain named current and former officers and a director of the Company were named as defendants in the actions. The MAIZEL complaint also named as defendants Morgan Stanley & Co. and Stephen Milunovich, an employee of Morgan Stanley & Co. The complaints alleged, among other things, that the Company issued false and misleading statements to the public about the Company's financial performance and prospects, in violation of California and federal securities laws. The complaint in the MAIZEL action alleged that the officer and director defendants sold or otherwise disposed of the Company's Common Stock in violation of California securities laws.

The parties entered a settlement agreement during the first quarter of 1997. As part of the settlement arrangement, the Company agreed to contribute $1.1 million toward the $12 million in costs to settle all pending securities litigation. This settlement arrangement is final only upon approval of the settlement by the settlement class members. However, the Company anticipates that no further charges related to such settlement will be incurred in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                        NETWORK COMPUTING DEVICES, INC.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET PRICE DATA

The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "NCDI" since the Company's initial public offering in June 1992. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock on such market.

                                         High          Low
                                         ----          ---
1995:

    First Quarter                      $7.125         $4.00
    Second Quarter                      9.3125         6.125
    Third Quarter                      10.875          6.25
    Fourth Quarter                     10.00           5.25


1996:

    First Quarter                      $8.00          $3.75
    Second Quarter                      7.00           2.9375
    Third Quarter                       6.1875         3.125
    Fourth Quarter                     10.75           6.25


    The closing sale price for the Common Stock on February 28, 1997 was $12.625.

As of February 28, 1997, the Company had approximately 236 holders of record of its Common Stock and 17,090,820 shares of Common Stock were outstanding.

The market price of the Company's Common Stock has fluctuated significantly and is subject to significant fluctuations in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Performance and Risk Factors."

DIVIDEND POLICY

The Company has never paid cash dividends on its capital stock. The Company currently expects that it will retain its future earnings for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company is prohibited by its bank credit agreements from paying cash dividends.

                    NETWORK COMPUTING DEVICES, INC.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                                          YEARS ENDED DECEMBER 31,
                                              1996       1995       1994        1993      1992
                                              ----       ----       ----        ----      ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
    Net revenues                            $120,608   $139,328   $160,871    $144,265   120,345
    Operating income (loss)                  (17,241)    (7,657)   (15,507)     12,925     9,952
    Income (loss) before income taxes and
      cumulative effect of accounting change  (8,721)    (6,205)    (7,285)     13,758    10,617
    Net income (loss)                         (5,232)    (4,029)   (10,843)      9,241     6,108
    Net income (loss) per share - primary      (0.32)     (0.25)     (0.68)       0.59      0.43

CONSOLIDATED BALANCE SHEET DATA:
    Cash, cash equivalents and short-term
      investments                           $ 35,671   $ 36,150   $ 31,220    $ 35,632  $ 43,535
    Working capital                           60,981     57,470     62,802      67,481    59,736
    Total assets                              85,693     97,537    101,029      94,169    91,139
    Capital lease obligations, less current
      portion                                    314        991      1,497       1,990     1,916
    Total shareholders' equity                67,425     68,014     71,889      76,537    65,129

                    NETWORK COMPUTING DEVICES, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Network Computing Devices, Inc. ("the Company") provides network computer hardware and software that delivers high-performance, easy-to-manage, simultaneous access to any application on an enterprise network from any desktop. The Company's product lines include the EXPLORA and HMX families of Universal Network Computers, WINCENTER PRO-TM- multi-user WINDOWS NT-Registered Trademark- application server software, and PC-XWARE-Registered Trademark-network computer software for PCs.

During 1996, the Company underwent significant changes to its operations, including changes in senior management, product focus, and business unit organization. During the first half of the year, the Company initiated and completed the disposition of two software product lines, MARINER and Z-MAIL-Registered Trademark-. Also during the first half of 1996, the Company recorded operating losses of $18.3 million, and combined cash and short-term investments had declined from $36.2 million at December 31, 1995 to $26.4 million at June 30, 1996. By the end of the second quarter, the Company announced that it had appointed a new President and Chief Executive Officer, Robert G. Gilbertson, and a new Executive Vice President of Operations & Finance and Chief Financial Officer, Rudolph G. Morin. Shortly thereafter, Doug Klein, a founder of the Company, was appointed to Senior Vice President & Chief Technology Officer and Lorraine Hariton, the Vice President of Business Development, was added to the senior management team. In September 1996, Cecil M. Dye was appointed Senior Vice President of Sales & Marketing. This new senior management team initiated a "turnaround" program that included recombining its Systems and Software business units, spending and hiring controls, significant reorganization of the Research & Development and Sales & Marketing functions and asset management initiatives.
 By the end of the second half, profitable, cash-flow positive operations had been achieved. The above results nothwithstanding, there is no assurance that this trend toward profitability will continue into the future (see below under "Future Performance and Risk Factors").

In June 1996, the Company announced an agreement with International Business Machines Corporation ("IBM") for the joint development of a network application terminal for resale by IBM. Under the agreement (the "IBM Agreement"), IBM has funded, and will continue to fund through the first quarter of 1997, a portion of the Company's development efforts. The Company has completed certain hardware and software deliverables, including the shipment of certain prototypes of the network application terminal to IBM. Subject to the successful completion of the related product development effort, including satisfaction of certain design and manufacturing requirements, the IBM Agreement provides for IBM to purchase a substantial portion of its requirements for such products from the Company during 1997 and 1998, although IBM will be under no obligation to make such purchases until the development phase has been successfully completed and IBM has commenced volume shipments of such products (see below under "Future Performance and Risk Factors -- Fluctuations in Operating Results").

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

During the third quarter of 1995, the Company created and began implementing a plan to restructure the business to improve its operating performance. The plan included substantial modifications to the Company's manufacturing processes, phasing out lower margin products, a reduction in the amount of leased space, and a reduction in the number of employees. During the third quarter of 1995, the Company recognized charges totaling $7.5 million for the implementation of this plan. Included in these restructuring charges were amounts related to the severance of

                    NETWORK COMPUTING DEVICES, INC.

personnel, phase-out of certain products, and costs associated with the termination of lease obligations. In the fourth quarter of 1996, the Company substantially concluded such restructuring activities, and an amount of $1.1 million in related accruals was determined to be in excess of amounts required. As a result, the Company recognized a $1.1 million credit for business restructuring during the fourth quarter of 1996. The credit relates primarily to lease obligations that were exited or subleased at dates or rates more favorable than those anticipated at the time of the initial restructuring plan.

In 1994, the Company began the development of MARINER, an Internet access and navigation tool which it intended to market to large enterprises, as well as to original equipment manufacturers ("OEMs") and VARs. In January 1995, the Company entered into a software development and licensing agreement with AT&T to develop a custom version of MARINER for AT&T (the "AT&T Agreement"). The AT&T Agreement provided for total minimum royalties of $15 million through 1998, and contemplated the development of additional Internet access products for license to AT&T. In September 1995, the AT&T Agreement was amended to terminate these provisions for additional product development and to provide instead that the Company would be paid fees totaling $9 million through 1996 for development work completed at the time of the amendment and for a license to evaluate the MARINER product. In 1995, the Company recognized license fees totaling $6.8 million under the AT&T Agreement and received $500,000 in fees for non-recurring engineering costs that offset research and development expenses. In 1995, the Company also recognized revenues of $300,000 from other customers related to the MARINER product line. In light of the Company's inability to develop a long-term relationship with AT&T, as well as other changes in the Internet market, including the development of intense price competition among vendors of Internet access products, the Company determined in late 1995 to sell the MARINER product line and focus its attention on its core business of providing desktop information access solutions for network computing environments. In February 1996, the Company sold the MARINER product line to FTP Software, Inc. ("FTP") for $9.8 million. The Company paid FTP a one-time license fee of $2.5 million for the right to incorporate MARINER technology into future versions of the Company's hardware and software products. The net gain recognized on this transaction was $7.0 million.

In February 1994, the Company acquired all of the outstanding stock of Z-Code Software Corp. ("Z-Code"), a developer of electronic mail and messaging application products (collectively, "Z-MAIL") for open system environments. The Company's Z-MAIL electronic messaging product was a part of the Company's Software business unit. The initial consideration for the acquisition was approximately $3.2 million in cash and 3,000,000 shares of the Company's Common Stock (including approximately 269,000 shares issuable upon the exercise of options). Of these shares, approximately 1,183,000 (the "Performance Shares") were held in escrow and subject to release in whole or in part upon the achievement of certain financial performance objectives over a 15-month period that ended in the second quarter of 1995. Additional cash of up to $3.2 million was contingently payable based on the achievement of these objectives. In July 1994, the Company repurchased 1,361,802 shares of its Common Stock from the former principal shareholder of Z-Code for approximately $5.0 million and paid approximately $2.5 million for his contingent rights to an additional 1,041,378 Performance Shares that were held in escrow as well as his contingent right to receive up to approximately $2.5 million in cash. In the second quarter of 1995, the Company determined that the performance objectives had not been achieved and that, accordingly, none of the remaining Performance Shares or contingent cash payments would be issued or paid. In light of disappointing operating results, intensifying competition in this market, and other related factors, the Company determined during the second quarter of 1996 to sell or discontinue this product line. In June 1996, the Company sold its Z-MAIL product line to NetManage, Inc. for a total sales price of $1.3 million. The net loss recognized on this transaction was $27,000.

                    NETWORK COMPUTING DEVICES, INC.

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's consolidated statements of operations as a percentage of net revenues for the periods indicated. Figures are rounded to the nearest whole percentage, and line items presenting subtotal and total percentages may therefore differ, due to rounding, from the sum of the percentages for each line item.

                                                                  Years Ended December 31,
                                                                  ------------------------
                                                                   1996     1995    1994
                                                                   ----     ----    ----
Net revenues:
    Hardware products and services                                  79%      79%     88%
    Software licenses and services                                  21%      21%     12%
                                                                   ---      ---     ---
         Total net revenues                                        100%     100%    100%

Cost of revenues:
    Hardware products and services                                  60%      59%     65%
    Software licenses and services                                   6%       3%      2%
                                                                   ---      ---     ---
         Total cost of revenues                                     67%      62%     67%
                                                                   ---      ---     ---

Gross margin                                                        33%      38%     33%

Operating expenses:
    Research and development                                        12%       9%      7%
    Marketing and selling                                           27%      25%     22%
    General and administrative                                       9%       6%      4%
    Charge for acquired in-process research and development         --       --      11%
    Charge (credit) for business restructuring                      (1)%      3%     --
    Litigation settlement                                             1%     --      --
                                                                   ---      ---     ---
         Total operating expenses                                    48%     43%     43%
                                                                   ---      ---     ---

Operating loss                                                     (14)%    (5)%   (10)%

Non-operating income and gains, net                                   7%      1%      5%
                                                                   ---      ---     ---

Loss before income taxes                                            (7)%    (4)%    (5)%

Provision for income taxes (income tax benefit)                     (3)%     (2)%     2%
                                                                   ---      ---     ---

Net loss                                                            (4)%     (3)%   (7)%
                                                                   ---      ---     ---
                                                                   ---      ---     ---

As mentioned above under "Overview," the Company determined to recombine its two former business units (i.e., "Systems" and "Software") into a single operation in June 1996. Although the Company is now managed as one operating entity, the Company is reporting hardware and software revenues independently. Revenues, cost of revenues and gross margins relating to prior operating periods have been conformed to the current presentation, and the following discussions of net revenues and gross margins address the revised presentation.

TOTAL NET REVENUES

Total net revenues for 1996 were $120.6 million, a decrease of 13% from 1995 net revenues of $139.3 million. Net revenues for 1995 decreased by 13% compared to 1994 net revenues of $160.9 million. International revenues were 33% of total net revenues for 1996 and 1995, representing a slight increase from 31% in 1994. No single customer of the Company accounted for more than 10% of the Company's net revenues during any of the last three fiscal years.

                    NETWORK COMPUTING DEVICES, INC.

HARDWARE REVENUES

Hardware revenues consist primarily of revenues from the sale of network computers, related hardware, and to a lesser extent, fees for related service activities. Hardware revenues were $95.0 million for 1996, a decrease of 13% compared to revenues of $109.7 million in 1995. Hardware revenues for 1995 decreased 22% compared to revenues of $141.2 million in 1994. The decline in revenues for all comparative periods was due to a decline in units shipped and a decline in the average selling prices ("ASPs") of the Company's hardware products due to the Company's introduction of lower-priced EXPLORA network computers and pricing competition.

SOFTWARE REVENUES

Software revenues consist primarily of revenues from the licensing of software products and related support services. Current software products that are generating revenue include WINCENTER-TM-, the Company's multi-user WINDOWS NT application server software, PC-XWARE, the Company's network computer software for PCs, and NCDWARE-Registered Trademark-, the Company's proprietary network computer software. Through the first quarter of 1996, Software revenues also included revenues from the development and licensing of the Company's MARINER Internet connectivity product line (which was sold in the first quarter of 1996), and the Z-MAIL product line (which was sold during the second quarter of 1996). Revenues from software and related services were $25.6 million for 1996, a decrease of 13% compared to revenues of $29.6 million in 1995. The decline in 1996 software revenues compared to 1995 resulted from reductions in revenues of $3.9 million related to the Company's former Z-MAIL product line, and $6.4 million related to the Company's former MARINER product line. In addition, PC-XWARE revenues declined by $6.0 million during a period in which its sales force was in transition. These revenue declines were offset in part by higher WINCENTER revenues. Revenues related to Z-MAIL were $1.1 million for the first six months of 1996. No such revenues were recognized during the third and fourth quarters of 1996, and such revenues will not occur in the future, as the Z-MAIL product line was sold during the second quarter of 1996. Net revenues for 1996 also included $474,000 associated with the AT&T Agreement. Revenues from software and related services for 1995 increased 51% compared to revenues of $19.6 million in 1994. The increase in 1995 software revenues when compared to 1994 software revenues was primarily due to revenues related to the AT&T Agreement recognized in 1995.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin percentages on Hardware revenues were 23%, 25% and 26% for the years ended December 31, 1996, 1995 and 1994, respectively. The slight decline in margin in 1996 compared to 1995 is primarily due to increased sales of lower-priced EXPLORA network computers, which generally carry lower margins, offset in part by comparatively lower sales discounts and material costs. Sales discounts during 1996 declined when compared to 1995 as a result of more stringent pricing controls, and material costs declined primarily as a result of market declines in the cost of certain semiconductor components. In 1996, the Company recorded a $3.0 million charge associated with the reduction of certain inventories to market value. This compares to a $2.7 million charge to cost of revenues in 1995 associated with business restructuring activities described above under "Overview." Exclusive of these charges, the gross margin percentages on Hardware revenues would have been 27% for both 1996 and 1995. The decline in the gross margin in 1995 compared to 1994 is primarily related to the $2.7 million inventory-related charge described above.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin percentages on Software revenues were 70%, 88% and 86% for the years ended December 31, 1996, 1995 and 1994, respectively. The decline in 1996 compared to 1995 was due primarily to a higher mix of WINCENTER revenues in 1996, which carry a lower margin because of higher third-party royalty costs, and reduced revenues of other software products, including revenues associated with Z-MAIL and MARINER (including the AT&T Agreement). Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. The costs associated with such royalties have increased substantially during 1996, and are now a significant component of total software cost of sales. The slight increase in gross margin percentage in 1995 compared to 1994 was primarily related to higher margin revenue associated with the AT&T Agreement recognized during 1995.

                    NETWORK COMPUTING DEVICES, INC.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $14.9 million, $13.1 million and $10.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. Despite the absence of R&D expenses related to the MARINER product line beyond the first quarter of 1996 and the absence of R&D expenses related to the Z-MAIL product line beyond the second quarter of 1996, total R&D expenses have increased in 1996 compared to 1995 due to additional spending related to network computing products. Included in R&D expenses in 1996 was $0.7 million in costs and expenses associated with the IBM Agreement for the joint development of a network application terminal. The increase in R&D expenses in 1995 compared to 1994 was largely related to increased product development efforts for both the MARINER and Z-MAIL product lines. Included in R&D expenses in 1995 was $2.1 million in costs and expenses associated with the AT&T Agreement. As a percentage of net revenues, R&D expenses were 12%, 9% and 7% for 1996, 1995 and 1994, respectively, reflecting the impact of increased spending and lower net revenues. The Company plans to increase its investment in research and development in the area of network computing products through 1997.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $32.1 million, $34.1 million and $34.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The decreases in 1996 compared to the previous year reflect increased efficiencies related to the reconsolidation of the Company's remaining business units, which commenced in June of 1996. The slight decrease in 1995 compared to 1994 was primarily related to lower payroll costs associated with reduced permanent and contract personnel, in addition to lower costs associated with commissions and other performance-related compensation. As a percentage of net revenues, marketing and selling expenses were 27%, 25% and 22% for 1996, 1995 and 1994, respectively, resulting from the combined impact of lower net revenues and decreased spending.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $10.3 million, $8.5 million and $6.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in 1996 over 1995 was primarily related to both severance costs associated with the elimination of certain positions within the Company and increased personnel costs during early 1996 that resulted from the division of the Company into two separate business units (Systems and Software). As mentioned above under "Overview," in June of 1996, the Company determined to recombine its remaining business units. The increase in 1995 over 1994 was primarily related to higher consulting costs and compensation expenses. As a percentage of net revenues, G&A expenses were 9%, 6% and 4% for 1996, 1995 and 1994, respectively, reflecting the combined impact of increased spending and lower net revenues.

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

BUSINESS RESTRUCTURING

During the third quarter of 1995, the Company created and began implementing a plan to restructure the business in order to improve the Company's operating performance potential. The plan included substantial modifications to the Company's manufacturing processes, phasing out activities related to less profitable products, a reduction in facilities, and a reduction in the number of employees. During the third quarter of 1995, the Company recognized

                    NETWORK COMPUTING DEVICES, INC.

charges totaling $7.5 million for the implementation of this plan. Included in these restructuring charges were amounts related to the severance of personnel, phase-out of certain products, and costs associated with the termination of lease obligations. In the fourth quarter of 1996, the Company substantially concluded such restructuring activities and an amount of $1.1 million in related accruals was determined to be in excess of amounts required. As a result, the Company recognized a $1.1 million credit for business restructuring during the fourth quarter of 1996. The credit relates primarily to lease obligations that were exited or subleased at dates or rates more favorable than those anticipated at the time of the initial restructuring plan. See "Business Restructuring" in Note 4 of the "Notes to Consolidated Financial Statements" contained herein.

LITIGATION SETTLEMENT

The $1.1 million charge for litigation settlement represents the Company's voluntary contribution toward a total of $12 million in costs to settle all pending securities litigation. The settlement agreement was executed by all parties during February 1997, and the Company anticipates that no further charges related to such settlement will be incurred in the future.

INTEREST INCOME, NET

Interest income, net of interest expense, was $1.6 million, $1.4 million and $0.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increases were primarily due to higher average balances in interest-earning accounts in addition to lower interest expense related to declining capital lease obligations. This was partially offset by declining interest rates across the periods presented.

OTHER INCOME, NET

Other income includes non-operating income, net of non-operating expense. Other income in 1994 consisted primarily of gains realized on the Company's sale of all of its shares of NetManage, Inc. common stock in an underwritten public offering in February 1994. No significant other income was produced during 1995 or 1996.

GAIN ON SALE OF PRODUCT LINES

The gain on sale of product lines in 1996 represents the net gain on the sale of the MARINER product line in February 1996, offset by a slight loss on the sale of the Z-MAIL product line in June 1996. (See "Overview.")

INCOME TAXES AND INCOME TAX BENEFIT

The Company recognized an income tax benefit of $3.5 million and $2.2 million in 1996 and 1995, respectively, compared to an income tax provision of $3.6 million in 1994. The provision for income taxes in 1994 was made, despite a pre-tax loss, as a result of the charges for in-process research and development associated with the Z-Code acquisition. Since the acquisition was a tax-free reorganization, the related charges were not deductible for income tax purposes.

FINANCIAL CONDITION

Total assets as of December 31, 1996 decreased by $11.8 million, or 12%, from December 31, 1995. The change in total assets primarily reflected decreases in accounts receivable, inventories and other assets of $7.0 million, $4.6 million and $2.9 million, respectively, partially offset by an increase of $3.2 million in tax-related assets. The reduction in accounts receivable was primarily caused by a reduction in sales volumes coupled with increased customer collection efforts, while the reduction in inventories was primarily related to improved inventory management during 1996. The reduction in other assets was primarily related to decreases in long-term deferred taxes, long-term deposits, prepaid royalties and capitalized software costs related to Z-MAIL. Increases in tax-related assets resulted primarily from tax benefits recognized on net operating losses recorded during the year.

Total liabilities as of December 31, 1996 decreased by $11.3 million, or 38%, from December 31, 1995. The decrease was primarily associated with lower accounts payable and income taxes payable balances. The reduction in accounts payable was associated with lower inventory receipts, while the reduction in income taxes payable was caused by operating losses incurred during 1996.

                    NETWORK COMPUTING DEVICES, INC.

CAPITAL REQUIREMENTS

Capital spending requirements for 1997 are estimated at approximately $2.9 million, and at December 31, 1996, the Company had commitments for capital expenditures of approximately $400,000. These commitments are primarily related to information technology and facilities.

LIQUIDITY

As of December 31, 1996, the Company had combined cash and equivalents and short-term investments totaling $35.7 million, with no significant debt. The Company terminated its line of credit agreement during the third quarter of 1996. The Company believes that its existing sources of liquidity, including cash generated from operations, will be sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

                    NETWORK COMPUTING DEVICES, INC.

FUTURE PERFORMANCE AND RISK FACTORS

THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

EVOLVING NETWORK COMPUTING MARKET

The Company derives a majority of its revenues from the sale of network computer products and related software. During the past several years, the Company and other manufacturers of network computing systems and products have experienced intense competition from alternative desktop computing products, particularly personal computers, which has slowed the growth and development of the network computing market. Until recently, the absence of X protocol support from Microsoft Corporation ("Microsoft"), combined with the proliferation of off-the-shelf Windows-based application software, constituted an obstacle to the expansion of the network computing model into Windows-based environments. The introduction of the Company's WINCENTER multi-user WINDOWS NT application server software and new, lower-priced network computers have allowed the Company to offer network computing systems that provide users with access to Windows applications, although sales of these new products have been limited to date. The Company's future success will depend in substantial part upon increased acceptance of the network computing model and the successful marketing of the Company's new network computing products. There can be no assurance that the Company's new network computing products will compete successfully with alternative desktop solutions or that the network computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for the Company's network computing products would have a material, adverse effect on the Company's business, operating results and financial condition.

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

FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have varied significantly, particularly on a quarterly basis, as a result of a number of factors, including general economic conditions affecting industry demand for computer products, the timing and market acceptance of new product introductions by the Company and its competitors, the timing of significant orders from and shipments to large customers, periodic changes in product pricing and discounting due to competitive factors, and the availability and pricing of key components, such as DRAMs, video monitors, integrated circuits and electronic sub-assemblies, some of which require substantial order lead times. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing and introducing new products, its product and customer mix, licensing costs, the level of competition which it experiences and its ability to develop and maintain strategic business alliances.

The Company has committed significant resources, including research and development, manufacturing and sales and marketing resources, to the execution of the IBM Agreement (see "Overview"). To date, IBM has not begun shipments of related product in commercial quantities. The production cycle of related product requires the Company to rely on IBM to provide accurate product requirement forecasts, which have in the past and will in the future, be subject to changes by IBM. Should the Company commence production of related product based on provided forecasts that are subsequently reduced, the Company bears the risk of increased levels of unsold inventories. Should the expected business volumes associated with the IBM Agreement not occur, or occur in volumes below management's expectations, there would be a material, adverse effect on the Company's operating results.

                    NETWORK COMPUTING DEVICES, INC.

The Company currently anticipates that the mix of hardware revenues as a component of total revenues may rise as a result of potential OEM relationships for the Company's network computers. This condition would likely lead to overall reduced gross margins on total revenues. In addition, the Company operates with a relatively small backlog. Revenues and operating results therefore generally depend on the volume and timing of orders received, which are difficult to forecast and which may occur disproportionately during any given quarter or year. The Company's expense levels are based in part on its forecast of future revenues. If revenues are below expectations, the Company's operating results may be adversely affected. The Company has experienced a disproportionate amount of shipments occurring in the last month of its fiscal quarters. This trend increases the risk of material quarter-to-quarter fluctuations in the Company's revenues and operating results. In the past, the Company has experienced reduced orders during the first and third quarters due to buying patterns common in the computer industry. In addition, sales in Europe have been adversely affected in the third calendar quarter, when many European customers reduce their business activities.

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

RELIANCE ON INDEPENDENT DISTRIBUTORS AND RESELLERS

The Company relies substantially on independent distributors and resellers, particularly in European markets, for the marketing and distribution of its products, particularly its software products. During 1995, the Company consolidated its Software sales operations by creating a single organization devoted to the sale of the Company's PC connectivity and messaging software and re-oriented its software sales strategy toward the increased use of distributors, VARs and other resellers. In early 1996, the Company experienced significant returns of its software products from its distributors. There can be no assurance that the Company will not experience some level of returns in the future. In addition, there can be no assurance that the Company's distributors and resellers will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of the Company's competitors. A reduction in sales effort or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales and could adversely affect the Company's operating results. In addition, there can be no assurance as to the continued viability or the financial stability of the Company's distributors and resellers, the Company's ability to retain its existing distributors and resellers or the Company's ability to add distributors and resellers in the future.

RELIANCE ON INDEPENDENT CONTRACTORS

The Company relies on independent contractors for virtually all of the sub-assembly of the Company's network computer products. The Company's reliance on these independent contractors limits its control over delivery schedules, quality assurance and product costs. In addition, a number of the Company's independent suppliers are located abroad. The Company's reliance on these foreign suppliers subjects the Company to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. The Company currently obtains all of the sub-assemblies used for its network computer products

                    NETWORK COMPUTING DEVICES, INC.

(consisting of all major components except monitors and cables) from a single supplier located in Thailand. Any significant interruption in the supply of sub-assemblies from this contractor would have a material adverse effect on the Company's business and operating results. Although the Company is currently planning to develop alternative locations in different countries from which to obtain sub-assemblies, there is no assurance that the Company will be successful in this pursuit. Disruptions in the provision of components by the Company's other suppliers, or other events that would require the Company to seek alternate sources of supply, could also lead to supply constraints or delays in delivery of the Company's products and adversely affect its operating results. The operations of certain of the Company's foreign suppliers were briefly disrupted during 1992 due to political instability in Thailand.

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

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant degree upon the continuing contributions of its senior management and other key employees. Recently, the Company experienced turnover of certain senior management positions. Robert G. Gilbertson was appointed to the position of President and Chief Executive Officer and Rudolph G. Morin was appointed as Executive Vice President of Operations & Finance and Chief Financial Officer. Moreover, partially as a consequence of the restructuring of its business in 1995, the Company has experienced significant turnover of management personnel, particularly in its finance, procurement, manufacturing, and sales organizations. The Company believes that its future success will depend in large part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results or financial condition.

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

                    NETWORK COMPUTING DEVICES, INC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Independent Auditors' Report                                           28

Consolidated Balance Sheets as of December 31, 1996 and 1995           29

Consolidated Statements of Operations for the Years Ended
    December 31, 1996, 1995 and 1994                                   30

Consolidated Statements of Shareholders' Equity for the Years Ended
    December 31, 1996, 1995 and 1994                                   31

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994                                   32

Notes to Consolidated Financial Statements                             33

Supplementary Data:  Quarterly Financial Data (Unaudited)              44

                             NETWORK COMPUTING DEVICES, INC.

                              INDEPENDENT AUDITORS' REPORT


The Board of Directors
Network Computing Devices, Inc.

We have audited the accompanying consolidated balance sheets of Network Computing Devices, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Computing Devices, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                  KPMG PEAT MARWICK LLP


San Jose, California
January 28, 1997

                           NETWORK COMPUTING DEVICES, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                December 31,
                                                                           ---------------------
                                                                             1996          1995
                                                                           --------      -------
ASSETS:
  Current assets:
    Cash and cash equivalents                                              $23,832       $13,364
    Short-term investments                                                  11,839        22,786
    Accounts receivable, net of allowances of $2,603 and
      $1,976 as of December 31, 1996 and 1995, respectively                 21,549        28,591
    Inventories                                                              9,776        14,398
    Refundable and deferred income tax assets                                8,287         5,501
    Other current assets                                                     3,652         1,362
                                                                           -------       -------
  Total current assets                                                      78,935        86,002
  Property and equipment, net                                                4,895         6,749
  Other assets                                                               1,863         4,786
                                                                           -------       -------
Total assets                                                               $85,693       $97,537
                                                                           -------       -------
                                                                           -------       -------

Liabilities and Shareholders' equity:
  Current liabilities:
    Accounts payable                                                       $ 4,383       $13,893
    Accrued expenses                                                         8,977         7,429
    Deferred revenue                                                         3,486         3,298
    Income taxes payable                                                       360         2,666
    Current portion of capital lease obligations                               748         1,246
                                                                           -------       -------
  Total current liabilities                                                 17,954        28,532
  Long-term portion of capital lease obligations                               314           991
  Commitments and contingencies
  Shareholders' equity:
    Undesignated preferred stock: 3,000,000 shares authorized;
      no shares issued and outstanding                                           -             -
    Common stock, no par value: 30,000,000 shares authorized;
      17,037,369 and 16,118,800 shares issued and outstanding as of
      December 31, 1996 and 1995, respectively                              68,217        63,543
    Net unrealized gain on securities                                            -            31
    Retained earnings (accumulated deficit)                                   (792)        4,440
                                                                           -------       -------
  Total shareholders' equity                                                67,425        68,014
                                                                           -------       -------
Total liabilities and shareholders' equity                                 $85,693       $97,537
                                                                           -------       -------
                                                                           -------       -------

                              See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             Years ended December 31,
                                                                        1996          1995          1994
                                                                     --------       --------       --------
Net revenues:
  Hardware products and services                                     $ 94,973       $109,723       $141,249
  Software licenses and services                                       25,635         29,605         19,622
                                                                     --------       --------       --------
Total net revenues                                                    120,608        139,328        160,871
Cost of revenues:
  Hardware products and services                                       72,715         82,778        104,463
  Software licenses and services                                        7,769          3,607          2,656
                                                                     --------       --------       --------
Total cost of revenues                                                 80,484         86,385        107,119
                                                                     --------       --------       --------
Gross profit                                                           40,124         52,943         53,752
Operating expenses:
  Research and development                                             14,930         13,119         10,486
  Marketing and selling                                                32,117         34,147         34,653
  General and administrative                                           10,270          8,502          6,668
  Charge for acquired in-process research and development                   -              -         17,452
  Charge (credit) for business restructuring                           (1,052)         4,832              -
  Litigation settlement                                                 1,100              -              -
                                                                     --------       --------       --------
Total operating expenses                                               57,365         60,600         69,259
                                                                     --------       --------       --------
Operating loss                                                        (17,241)        (7,657)       (15,507)
  Interest income                                                       1,656          1,557          1,198
  Interest expense                                                        (68)          (198)          (290)
  Other income, net                                                         -             93          7,314
  Gain on sale of product lines                                         6,932              -              -
                                                                     --------       --------       --------

Loss before income taxes                                               (8,721)        (6,205)        (7,285)
  Provision for income taxes (income tax benefit)                      (3,489)        (2,176)         3,558
                                                                     --------       --------       --------
Net loss                                                             $ (5,232)      $ (4,029)      $(10,843)
                                                                     --------       --------       --------
                                                                     --------       --------       --------
Primary earnings per share:
  Net loss per share                                                 $  (0.32)      $  (0.25)      $  (0.68)
                                                                     --------       --------       --------
                                                                     --------       --------       --------
  Shares used in per share computations                                16,579         15,832         15,908
                                                                     --------       --------       --------
                                                                     --------       --------       --------
Fully diluted earnings per share:
  Net loss per share                                                 $  (0.32)      $  (0.25)      $  (0.77)
                                                                     --------       --------       --------
                                                                     --------       --------       --------
  Shares used in per share computations                                16,579         15,832         16,039
                                                                     --------       --------       --------
                                                                     --------       --------       --------


                              See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (IN THOUSANDS)


                                                                                                     Retained
                                                         Common Stock           Net Unrealized       Earnings          Total
                                                   ------------------------     Gain (Loss) on    (Accumulated     Shareholders'
                                                   Shares          Amount         Securities         Deficit)         Equity
                                                   ------           -------     --------------     -------------    -------------
Balances as of December 31, 1993                   15,052          $57,225              $  -         $ 19,312           $76,537

Issuance of common stock for the
  acquisition of Z-Code                             1,547           10,833                 -                -            10,833

Repurchase of common stock from
  principal Z-Code shareholder                     (1,362)          (5,022)                -                -            (5,022)

Repurchase of common stock                           (219)            (946)                -                -              (946)

Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                             619            1,330                 -                -             1,330

Net loss                                                -                -                 -          (10,843)          (10,843)
                                                  -------          -------               ---         --------          --------
Balances as of December 31, 1994                   15,637           63,420                 -            8,469            71,889

Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                           1,053            4,150                 -                -             4,150

Repurchase of common stock                           (571)          (4,027)                -                -            (4,027)

Net unrealized gain on securities                       -                -                31                -                31

Net loss                                                -                -                 -           (4,029)           (4,029)
                                                  -------          -------               ---         --------          --------

Balances as of December 31, 1995                   16,119           63,543                31            4,440            68,014

Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                             928            4,763                 -                -             4,763

Repurchase of common stock                            (10)             (89)                -                -               (89)

Net unrealized loss on securities                       -                -               (31)               -               (31)

Net loss                                                -                -                 -           (5,232)           (5,232)
                                                  -------          -------               ---         --------          --------

Balances as of December 31, 1996                   17,037          $68,217              $  -         $   (792)          $67,425
                                                  -------          -------               ---         --------          --------
                                                  -------          -------               ---         --------          --------

                              See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                             Years Ended December 31,
                                                                        1996          1995          1994
                                                                     --------       --------       --------
Cash flows from operating actitivites:
  Net loss                                                            $(5,232)     $  (4,029)    $  (10,843)
  Reconciliation of net loss to net cash provided by
   (used in) operating activities:
    Acquired in-process research and development                            -              -         17,452
    Gain on sale of NetManage, Inc. common stock                            -              -         (7,237)
    Gain on sale of product lines                                      (6,932)             -              -
    Non-cash restructuring charges (credit)                            (1,052)         2,474              -
    Depreciation and amortization                                       4,559          4,505          4,334
    Refundable and deferred income taxes                               (3,166)        (2,227)             -
    Changes in:
      Accounts receivable, net                                          7,042          3,152         (2,502)
      Inventories                                                       4,455          9,224         (8,763)
      Other current assets and other                                     (378)        (1,450)           322
      Accounts payable                                                 (9,510)        (3,743)         9,155
      Income taxes payable                                             (1,446)         2,856           (128)
      Accrued expenses                                                  1,856         (1,900)          (444)
      Deferred revenue                                                    578          2,325            973
                                                                      -------      ---------     ----------
    Net cash provided by (used in) operating activites                 (9,226)        11,187          2,319

Cash flows from investing activities:
      Purchases of short-term investments                              (3,684)      (192,090)      (364,950)
      Sales and maturities of short-term investments                   14,600        193,148        369,890
      Changes in other assets                                             (58)          (200)          (490)
      Capitalization of software costs                                      -           (436)          (945)
      Acquisition of Z-Code Software Corp., net of cash acquired            -              -         (3,104)
      Proceeds from sale of NetManage, Inc. common stock                    -              -          9,237
      Net proceeds from sale of product lines                           8,625              -              -
      Property and equipment purchases, net                            (2,273)        (3,217)        (2,736)
                                                                      -------      ---------     ----------
    Net cash provided by (used in) investing activities                17,210         (2,795)         6,902

Cash flows from financing activities:
      Principal payments on capital lease obligations                  (1,175)        (1,535)        (1,497)
      Repurchases of common stock                                         (89)        (4,027)        (8,388)
      Proceeds from issuance of stock, net                              3,748          3,127          1,192
                                                                      -------      ---------     ----------
    Net cash provided by (used in) financing activities                 2,484         (2,435)        (8,693)

    Increase in cash and cash equivalents                              10,468          5,957            528
    Cash and cash equivalents:
      Beginning of year                                                13,364          7,407          6,879
                                                                      -------      ---------     ----------
      End of year                                                     $23,832      $  13,364      $   7,407
                                                                      -------      ---------     ----------
                                                                      -------      ---------     ----------

    Noncash investing and financing activities:
      Common stock issued for and accrued direct
        expenses of Z-Code acquisition                                $     -      $       -      $  10,833
                                                                      -------      ---------     ----------
                                                                      -------      ---------     ----------
      Property and equipment acquired under capital leases            $     -      $     929      $   1,022
                                                                      -------      ---------     ----------
                                                                      -------      ---------     ----------
      Income tax benefit from employee stock transactions             $   860      $   1,023      $     138
                                                                      -------      ---------     ----------
                                                                      -------      ---------     ----------


                              See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.

NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS   Network Computing Devices, Inc. ("the Company") was
incorporated on February 17, 1988. The Company provides network computer hardware and software that delivers high-performance, easy-to-manage, simultaneous access to any application on an enterprise network from any desktop. The Company's product lines include the EXPLORA and HMX families of Universal Network Computers, WINCENTER PRO multi-user
WINDOWS NT application server software, and PC-XWARE network computer software for PCs.

CONSOLIDATION   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has invested in a joint venture in Japan (Nihon NCD), which is accounted for at cost. The functional currency for the Company and its subsidiaries is the U.S. dollar. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS    The Company considers all highly liquid investments
purchased with a maturity date of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS The Company has classified all of its short-term investments as "available-for-sale" securities. The carrying value of such securities is adjusted to fair market value, with unrealized gains and losses, net of deferred taxes, being excluded from earnings and reported as a separate component of shareholders' equity. Cost is determined by specific identification for purposes of computing realized gains or losses.

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

REVENUE RECOGNITION Revenues on the sale of hardware products and from the licensing of software products are generally recognized upon shipment, provided that no significant obligations remain and collection of the resulting receivable is deemed probable. Product warranty costs and an allowance for sales returns are accrued at the time the related revenues are recognized. Service contract revenues are recognized ratably over the contract period.

RESEARCH AND DEVELOPMENT COSTS Research and development costs are charged to engineering expense when incurred. Costs incurred in the development of new software products and enhancements to existing software products are also expensed as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Capitalized software technology is amortized to cost of goods sold over eighteen months to three years, based on the expected life of the product.

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

USE OF ESTIMATES   Management of the Company has made a number of estimates and assumptions relating to the valuation and reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                           NETWORK COMPUTING DEVICES, INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS   The carrying amounts of the Company's cash
and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their respective fair values.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF   The
Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

PER SHARE INFORMATION   Per share information is computed using the
weighted-average number of common and dilutive common equivalent shares outstanding. For primary and fully diluted earnings per share, common equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options (using the treasury stock method). For 1994, common equivalent shares in the fully diluted calculation were adjusted by assuming that all financial performance objectives had been achieved, the maximum number of performance shares (see Note 5) had been issued, and the maximum amount of cash contingently payable had been paid, with a significant portion of the cash and the value of the performance shares allocated to in-process research and development and charged to operations at the beginning of the year. The effect of common equivalent shares is not included in earnings per share calculations during periods in which such effect would be antidilutive.

STOCK PLANS   The Company accounts for its stock option and employee stock purchase plans in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

RECLASSIFICATION   Certain items in the accompanying 1995 and 1994 consolidated financial statements have been reclassified in order to conform to the current year's presentation.

                           NETWORK COMPUTING DEVICES, INC.

NOTE 2.  SHORT-TERM INVESTMENTS

Short-term investments consisted of the following as of December 31, 1996 (in thousands):

                                             Gross      Gross
                               Amortized  Unrealized  Unrealized  Market
                                 Cost        Gains      Losses     Value
                                ---------  ----------  ----------  ------
    Corporate debt securities   $ 5,355     $  --       $  --    $ 5,355
    Commercial paper              4,808        --          --      4,808
    Certificates of deposit       1,676        --          --      1,676
                                -------     -----       -----    -------
                                $11,839     $  --       $  --    $11,839
                                -------     -----       -----    -------
                                -------     -----       -----    -------

The maturities of available-for-sale securities as of December 31, 1996 were as follows (in thousands):

                                  Within     One to
                                 One Year   Two Years
                                 --------   ---------
    Corporate debt securities     $5,355     $   --
    Commercial paper               4,808         --
    Certificates of deposit           --      1,676
                                  ------     ------
                                 $10,163     $1,676
                                 -------     ------
                                 -------     ------

Short-term investments consisted of the following as of December 31, 1995 (in thousands):

                                             Gross      Gross
                               Amortized  Unrealized  Unrealized    Market
                                 Cost        Gains      Losses       Value
                                --------- ----------  ----------    ------
    Corporate debt securities    $11,486      $37       $  --      $11,523
    Municipal notes/bonds          4,016       --          --        4,016
    Commercial paper               4,200       --          --        4,200
    U.S. Treasury Notes            3,040        7          --        3,047
                                 -------      ---       -----      -------
                                 $22,742      $44       $  --      $22,786
                                 -------      ---       -----      -------
                                 -------      ---       -----      -------


NOTE 3.  CONSOLIDATED BALANCE SHEET AND STATEMENT OF CASH FLOWS COMPONENTS

                                                            1996     1995
                                                            ----     ----
Inventories as of December 31 consisted of (in thousands):
    Purchased components and sub-assemblies                $8,396  $ 9,548
    Work in process                                           240    1,814
    Finished goods                                          1,140    3,036
                                                           ------  -------
                                                           $9,776  $14,398
                                                           ------  -------
                                                           ------  -------

                                              1996      1995
                                              ----      ----
Property and equipment as of December 31
  consisted of (in thousands):
    Office equipment                        $11,700   $10,551
    Machinery and equipment                   4,936     5,346
    Demonstration equipment                   3,756     3,933
    Furniture and fixtures                    2,064     2,210
    Leasehold improvements                    1,778     1,683
                                            -------   -------
                                             24,234    23,723
Less accumulated depreciation
    and amortization                         19,339    16,974
                                            -------   -------
                                            $ 4,895   $ 6,749
                                            -------   -------
                                            -------   -------

Included in property and equipment is approximately $1,840,000 and $3,072,000 of equipment under capital leases as of December 31, 1996 and 1995, respectively. Accumulated amortization related to this equipment is approximately $1,674,000 and $1,360,000 as of December 31, 1996 and 1995, respectively.

                                              1996      1995
                                              ----      ----
Accrued expenses as of December 31
  consisted of (in thousands):
    Payroll-related costs                    $3,472    $3,533
    Royalties                                 1,887       178
    Restructuring                                --     2,474
    Warranty                                    495       510
    Other accrued expenses                    3,123       734
                                             ------    ------
                                             $8,977    $7,429
                                             ------    ------
                                             ------    ------

Income taxes paid were $223,000, $204,000 and $3,828,000 for 1996, 1995 and
1994, respectively.  Interest paid was $119,000, $46,000 and $294,000 for 1996,
1995 and 1994, respectively.

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

The plan's major components included:

    - modifying the method of manufacturing and materials management to a "build-to-order" paradigm in order to increase the efficiency with which the Company receives product orders and manufactures and delivers products to its customers;
    - phasing out products that were currently yielding, or were anticipated to yield, profit margins that did not meet certain minimum requirements of the Company;
    - reducing and consolidating facilities devoted to the conduct of the business through a combination of sublease activities or negotiating early exits to existing lease agreements; and
    - reducing the number of employees to a level deemed to be essential to reengineer the business for improved operating performance.

The costs associated with restructuring the business were accrued during the third quarter of 1995, the period in which the restructuring plan was finalized by the Company's management. Such costs have been segregated into two fundamentally different classifications within the consolidated statements of operations for the year ended December 31, 1995: cost of hardware revenues, and operating expenses. Included in cost of hardware revenues is $2.7 million

                           NETWORK COMPUTING DEVICES, INC.

related to products in inventory that are being phased out as part of the business restructuring. Included in 1995 operating expenses under the caption, "Charge (credit) for business restructuring" is $4.8 million related to severance of employees, the write-down of assets impaired by the restructuring plan, and exit costs for leased facility obligations.

In the fourth quarter of 1996, the Company determined that the restructuring plan was substantially complete, and an operating credit of $1.1 million was recorded during that period, as shown in the Statements of Operations under the caption "Charge (credit) for business restructuring."



A description of the types and amounts (in thousands) of accruals made for restructuring costs in 1995, and the cumulative amounts charged against such accruals, is presented below.



                                    Initial                           Re-classes                 December 31,
                                    Amounts     Asset        Cash      to other       Credit        1996
                                    Accrued   Write-offs   Payments    Accruals     Recognized     Balance
                                    -------   ----------   --------   ----------    ----------   ------------
  Reserve for the write-down of
    phase-out inventories            $2,706     ($2,706)   $    --      $   --      $     --        $   --
  Employee termination benefits       1,580          --     (1,327)       (171)          (82)           --
  Exiting facilities-related
    obligations                       2,256          --     (1,341)       (126)         (789)           --
  Asset impairment & other              996        (815)        --          --          (181)           --
                                     ------     -------    -------       -----       -------        ------
    Total                            $7,538     ($3,521)   ($2,668)      ($297)      ($1,052)       $   --
                                     ------     -------    -------       -----       -------        ------
                                     ------     -------    -------       -----       -------        ------


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

STOCK REPURCHASE PROGRAM   In October 1994, the Company's Board of Directors
adopted a program to repurchase from time to time at management's discretion up to 1,500,000 shares of the Company's common stock on the open market at prevailing market prices during the twelve-month period ending October 31, 1995. As of December 31, 1996, the Company had repurchased 790,000 shares for a total cost of $4,973,000 under this program.

STOCK PURCHASE PLAN   In 1992, the Company established the 1992 Employee Stock
Purchase Plan and has reserved 1,150,000 shares of common stock for issuance thereunder. The plan permits eligible employees to purchase common stock through payroll deductions of up to 10 percent of their base earnings. The purchase price of the stock is equal to the lesser of 85% of the fair market value of such shares at the beginning of each six-month offering period (or the commencement of the employee's participation, if later) or the end of such offering period. As of December 31, 1996, 899,118 shares have been issued under this plan, of which 223,249 were issued in 1996.

The per share weighted-average fair value of employee stock purchases during 1996 and 1995 was $2.18 and $2.82, respectively, on the date of grant using the Black-Scholes model with the following weighted-average assumptions: 1996 - dividend yield of 0%, expected volatility of 77%, risk-free interest rate of between 5.0% and 5.74%, and an expected life of 1 year; 1995 - dividend yield of 0%, expected volatility of 73%, risk-free interest rate of between 5.43% and 5.92%, and an expected life of 1 year.

STOCK OPTION PLANS   As of December 31, 1996, the Company had reserved 5,405,850 shares and 200,000 shares of common stock for issuance under its 1989 Stock Option Plan and the 1994 Outside Directors' Stock Option Plan, respectively ("the Plans"). Under the 1989 Stock Option Plan, options are granted to employees, officers, directors and consultants to purchase shares of the Company's common stock at not less than the fair market value of common

                           NETWORK COMPUTING DEVICES, INC.

stock at the grant date (for incentive stock options) or 85% of the fair market value of such common stock (for nonstatutory stock options). Options generally vest and become exercisable to the extent of 25% one year from grant date with the remainder vesting ratably over the 36-month period thereafter. Prior to August 1994, the options generally expired five years from grant date. Since August 1994, the options expire ten years from grant date. Under the 1994 Outside Directors' Stock Option Plan, options are granted to outside directors to purchase shares of the Company's common stock at not less than the fair market value of common stock at the grant date. Options vest and become exercisable to the extent of 25% on the first anniversary of the grant date with the remainder vesting 25% on each of the following three anniversary dates. As of December 31, 1996, 778,469 options were exercisable under the Plans.

The per share weighted-average fair value of stock options granted during 1996 and 1995 was $2.39 and $3.41, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1996 - dividend yield of 0%, expected volatility of 77 %, risk-free interest rate of between 5.27% and 6.65%, and an expected life of between 3 and 5.25 years; 1995 - dividend yield of 0%, expected volatility of 73%, risk-free interest rate of between 5.25% and 7.89%, and an expected life of between 2.5 and 9 years.

The Company applies APB Opinion No. 25 in accounting for its Stock Option and Stock Purchase Plans and, accordingly, no compensation cost has been recognized for its stock plans in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant dates for its stock plans under SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                    1996           1995
                                    ----           ----
    Net loss (in thousands):
         As reported              $(5,232)       $(4,029)
         Pro forma                 (7,222)        (5,045)

    Primary loss per share:
         As reported              $ (0.32)       $ (0.25)
         Pro forma                  (0.44)         (0.32)

    Fully diluted loss per share:
         As reported              $ (0.32)       $ (0.25)
         Pro forma                  (0.44)         (0.32)

The effects of applying SFAS No. 123 in this pro forma disclosure is not indicative of the effects on reported results for future years. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

In November 1994, upon approval by the Board of Directors, the Company repriced 1,257,250 options originally issued at prices ranging from $4.00 to $17.75. The options were repriced at $3.875, the then current market value of the Company's stock. The 1994 cancellations and grants in the summary below include the 1,257,250 options.

                           NETWORK COMPUTING DEVICES, INC.

A summary of option transactions under the Plans follows:

                                                                     Weighted-
                                         Options                     Average
                                        Available       Options      Exercise
                                        for Grant     Outstanding      Price
                                         ---------     -----------    ---------
Balances as of December 31, 1993          881,581      1,739,611        $6.13
    Options authorized                  1,500,000             --           --
    Options granted                    (3,613,875)     3,613,875         4.82
    Options forfeited or expired        2,238,962     (2,238,962)        7.33
    Options exercised                          --       (366,898)         .70
                                       ----------     ----------        -----
Balances as of December 31, 1994        1,006,668      2,747,626         4.15
    Options authorized                    200,000             --           --
    Options granted                    (1,295,000)     1,295,000         5.16
    Options forfeited or expired          565,194       (565,194)        5.01
    Options exercised                          --       (693,278)        3.27
                                       ----------     ----------        -----
Balances as of December 31, 1995          476,862      2,784,154         4.66
    Options authorized                  1,265,000             --           --
    Options granted                    (2,339,570)     2,339,570         3.78
    Options forfeited or expired        1,170,090     (1,170,090)        4.55
    Options exercised                          --       (717,426)        3.95
                                       ----------     ----------        -----
Balances as of December 31, 1996          572,382      3,236,208        $4.23
                                       ----------     ----------        -----
                                       ----------     ----------        -----

The following table summarizes information about options outstanding as of December 31, 1996:

                     Options Outstanding                                  Options Exercisable
-----------------------------------------------------------------         -------------------
                                  Weighted-            Weighted-                         Weighted-
Range of                          Average              Average                           Average
Exercise                          Remaining            Exercise                          Exercise
Prices               Number       Contractual Life     Price             Number          Price
--------              ------       ------------------   ---------         ------          -----
$3.50               1,676,313     9.43 years            $ 3.50          267,713            $ 3.50
3.56 to 3.81           25,100     6.74                    3.68            9,357              3.62
3.88                  858,197     8.34                    3.88          323,296              3.88
4.00 to 6.00          316,909     8.75                    5.11           54,588              5.07
6.25 to 7.63          307,389     8.54                    7.09           97,956              7.01
8.31 to 17.75          52,300     5.73                   11.29           25,559             14.07
                    ---------     ----                  ------          -------            ------
$3.50 to 17.75      3,236,208     8.91                  $ 4.23          778,469            $ 4.56
                    ---------                                           -------
                    ---------                                           -------


In February 1994, the Company acquired all of the outstanding stock of Z-Code Software Corp. (see Note 9). All options that had been issued under Z-Code's 1992 Stock Option Plan were converted to the Company's options at a rate of one Z-Code share converted to 0.2054 of the Company's options, $1.00 of Z-Code share price converted to $0.2054 of the Company's share price. Options to purchase 269,174 shares of common stock were assumed in association with this transaction, and are excluded from the option table above. Grant prices ranged from $0.48685 to $0.97371. A provision in the agreement stated that when an employee terminated from the Z-Code Division, any unvested shares forfeited were regranted to the original two owners of Z-Code Software Corp. Upon termination of one owner in July 1994 (see Note 9), all forfeited shares were then regranted to the remaining original owner. Options to purchase 59,919, 22,003 and 69,732 shares of common stock were forfeited and regranted to the

                       NETWORK COMPUTING DEVICES, INC.

remaining original owner in 1994, 1995 and 1996, respectively. Options to purchase 72, 28 and 93,507 shares of common stock were canceled in 1994, 1995 and 1996, respectively. Options to purchase 5,674, 39,993 and 129,900 shares of common stock were exercised in 1994, 1995 and 1996, respectively. Options to purchase 263,428 and 223,407 shares of common stock associated with this transaction remained unexercised as of December 31, 1994 and 1995, respectively, and no options remained unexercised as of December 31, 1996.


NOTE 6.  INCOME TAXES

The components of the Company's provision for income taxes as of December 31 are as follows (in thousands):

                                           1996         1995         1994
                                           ----          ----        ----
Current
    Federal                              $(4,210)      $ (972)      $2,246
    State and other                          301           --        1,174
                                         -------       ------       ------
Total current                             (3,909)        (972)       3,420
                                         -------       ------       ------
Deferred
    Federal                                 (440)      (2,036)          --
    State and other                           --         (191)          --
                                         -------       ------       ------
Total deferred                              (440)      (2,227)          --
                                         -------       ------       ------
Charge in lieu of income taxes
  associated with the exercise
  of stock options                           860        1,023          138
                                         -------       ------       ------
                                         $(3,489)     $(2,176)      $3,558
                                         -------       ------       ------
                                         -------       ------       ------

Total income tax expense (benefit) differs from the expected tax expense (computed by applying the U.S. federal income tax rate of 34% to loss before income taxes) as follows (in thousands):


Tax benefit at federal statutory rate    $(2,967)    $(2,110)      $(2,477)
State income taxes, net of federal
  benefit                                     24          --           510
Tax exempt investment income                (364)       (136)         (176)
In-process research and development
  charge                                      --          --         5,934
Research and experimental credit              --          --          (423)
Other                                       (182)         70           190
                                         -------      ------        ------
                                         $(3,489)    $(2,176)       $3,558
                                         -------      ------        ------
                                         -------      ------        ------

                           NETWORK COMPUTING DEVICES, INC.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                                                1996      1995
                                                                ----      ----
Net deferred tax assets:
    Accruals, allowances and reserves                          $5,552    $5,501
    Property and equipment, principally due to differences
    in depreciation and capitalized leases                        792       466
                                                               ------    ------
Total gross deferred tax assets                                 6,344     5,967
Less valuation allowance                                           --        --
                                                               ------    ------
Net deferred tax assets                                         6,344     5,967
                                                               ------    ------
Net deferred tax liabilities:
    Software development costs, principally due to
    capitalization and amortization                                --      (205)
    Other                                                        (142)       --
                                                               ------    ------
Total gross deferred tax liabilities                             (142)     (205)
                                                               ------    ------
                                                               $6,202    $5,762
                                                               ------    ------
                                                               ------    ------

Based on the Company's expected operating results, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has established no asset valuation allowances.

NOTE 7.  CUSTOMERS AND CREDIT CONCENTRATIONS

No sales to any one customer accounted for greater than 10% of net revenues for the years ended December 31, 1996, 1995 and 1994.

Export sales to the Company's international customers outside North America, primarily Europe, comprised approximately 33%, 33% and 31% of net revenues for the years ended December 31, 1996, 1995 and 1994, respectively.

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

The identifiable assets, operating income, and net income of the Company's foreign subsidiaries are not significant to the Company's consolidated financial statements.

NOTE 8.  SALE OF PRODUCT LINES

In February 1996, the Company sold its MARINER product line to FTP Software ("FTP") for $9.8 million. The Company paid FTP a one-time license fee of $2.5 million for the right to incorporate MARINER technology into future versions of the Company's hardware and software products. The net gain recognized on this transaction was $7.0 million.

                           NETWORK COMPUTING DEVICES, INC.

In June 1996, the Company sold its Z-MAIL product line to NetManage, Inc. for a total sales price of $1.3 million. The net loss recognized on this transaction was $27,000.


NOTE 9.  ACQUISITION OF Z-CODE SOFTWARE CORP.

In February 1994, the Company purchased all of the outstanding stock of Z-Code Software Corp. ("Z-Code"), a developer of electronic mail and messaging software. The initial consideration for the acquisition was approximately $3.2 million in cash and 3,000,000 shares of the Company's common stock (including approximately 269,000 shares issuable upon exercise of options). Of these shares, approximately 1,183,000 (the "Performance Shares") were held in escrow and subject to release, in whole or in part, only upon the achievement of certain financial performance objectives over a 15-month period ending in 1995. Additional cash of up to $3.2 million was contingently payable based on the achievement of these objectives.

The acquisition was accounted for using the purchase method and, accordingly, the operating results of Z-Code are included in the consolidated financial statements of the Company from the date of acquisition. The initial cash payment, $1.5 million of direct expenses and the value of the stock (excluding the Performance Shares) were allocated as follows (in thousands):

    Net liabilities assumed                                $  (245)
    Research and development in-process                     15,031
    Purchased software technology and other intangibles      1,084
    Deferred income tax liability                             (293)
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

The following pro forma combined results of operations for the year ended December 31, 1994 are presented as if the acquisition had occurred at the beginning of the period. The charges associated with in-process research and development have not been reflected in the following pro forma summary as they are non-recurring. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Z-Code had constituted a consolidated entity during such periods.

(Unaudited)
(In thousands, except per share data)            December 31,
                                                      1994
                                                 ------------
    Net revenues                                   $161,083
                                                   --------
                                                   --------
    Net income                                     $  6,227
                                                   --------
                                                   --------
    Primary net income per share                   $   0.38
                                                   --------
                                                   --------
    Fully diluted net income per share             $   0.37
                                                   --------
                                                   --------

                           NETWORK COMPUTING DEVICES, INC.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company leases its principal facilities under noncancellable operating lease agreements that expire between 1997 and 2003. The Company also leases office facilities in several locations in the United States, and one location each in Australia, Canada, France, Germany, Japan, Sweden and the United Kingdom, which are used as sales offices. Rent expense was approximately $2,832,000, $3,083,000 and $3,075,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company also leases certain equipment under capital leases. As of December 31, 1996, minimum lease payments under all noncancellable lease agreements were as follows (in thousands):


                                          Capital  Operating
                                           Leases     Leases
                                           -------  ---------
Year Ending December 31,

    1997                                   $  783    $ 3,120
    1998                                      159      2,900
    1999                                       93      2,673
    2000                                       69      2,096
    Thereafter                                 --      1,799
                                           ------    -------
Total minimum lease payments                1,104    $12,588
                                                     -------
                                                     -------
Less amounts representing interest             42
                                           ------
Present value of minimum lease payments     1,062
Less current portion                          748
                                           ------
Long-term capital lease obligations        $  314
                                           ------
                                           ------

The above future operating lease payments are anticipated to be offset by the following sublease contract income:

    1997                                                $699
    1998                                                 803
    1999                                                 820
    2000                                                 664
    Thereafter                                           288
                                                      ------
Total sublease income                                 $3,274
                                                      ------
                                                      ------

The Company terminated its line of credit agreement with a U.S. bank during 1996.

NOTE 11.  SUBSEQUENT EVENT

During the first quarter of 1997, the Company reached an agreement-in-principle to settle all pending securities litigation. Under the agreement-in-principle, the Company's insurance carriers established a settlement fund of approximately $11.0 million, and the Company contributed $1.1 million to resolve all related outstanding claims. Such costs are included in the Statements of Operations for the year ended December 31, 1996, under the caption "Litigation settlement."

                       NETWORK COMPUTING DEVICES, INC

                            QUARTERLY FINANCIAL DATA
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   QUARTERS ENDED
                                              -------------------------------------------------------
                                               MARCH 31        JUNE 30        SEPT. 30        DEC. 31
1996                                          -------------------------------------------------------
-----
Hardware products and services                  $24,907        $22,193        $22,642        $25,231
Software licenses and services                    5,532          7,135          5,309          7,659
                                              ---------      ---------      ---------       --------
Total net revenues                               30,439         29,328         27,951         32,890

Gross margin                                      8,339          6,526         11,297         13,962

Operating income (loss)                          (7,847)       (10,422)          (310)         1,338

Income (loss) before income taxes                  (449)       (10,064)            33          1,759

Net income (loss)                                  (260)        (6,047)            20          1,055

Net income (loss) per share:
     Primary                                      (0.02)         (0.37)          0.00           0.06
     Fully diluted                                (0.02)         (0.37)          0.00           0.06
Shares used in per share computations:
     Primary                                     16,260         16,504         17,122         18,404
     Fully diluted                               16,260         16,504         17,700         18,660

1995
----

Hardware products and services                  $32,085        $28,252        $23,858        $25,528
Software licenses and services                    5,443          6,779          9,649          7,734
                                              ---------      ---------      ---------       --------
Total net revenues                               37,528         35,031         33,507         33,262

Gross margin                                     14,142         12,982         11,853         13,966

Operating income (loss)                             195           (223)        (6,981)          (648)

Income (loss) before income taxes                   467            120         (6,646)          (146)

Net income (loss)                                   304             85         (4,719)           301

Net income (loss) per share:
     Primary                                       0.02           0.00          (0.30)          0.02
     Fully diluted                                (0.06)          0.00          (0.30)          0.02
Shares used in per share computations:
     Primary                                     16,575         17,003         15,851         17,149
     Fully diluted                               17,079         17,003         15,851         17,154


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

                                    PART III

Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held May 28, 1997, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to directors of the Registrant is incorporated by reference to the information under the caption "Election of Directors - Nominees" in the Registrant's Proxy Statement.

Information with respect to executive officers of the Registrant is set forth in "Item 1. Business - Executive Officers of the Company" in this Annual Report on Form 10-K.

Information required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the information under the captions "Executive Compensation - Summary of Cash and Certain Other Compensation," "Executive Compensation - Stock Option Grants," "Executive Compensation - Option Exercises and Year-End Holdings," "Executive Compensation - Compensation of Directors," "Executive Compensation - Employment, Severance and Change of Control Arrangements" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation" contained in the Registrant's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the information under the caption "Principal Shareholders and Share Ownership by Management" contained in the Registrant's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the caption "Executive Compensation - Employment, Severance and Change of Control Agreements" and "Executive Compensation - Compensation Committee Interlocks and Insider Participation" contained in the Registrant's Proxy Statement.

The Company's Bylaws provide that the Company shall indemnify its directors and officers to the full extent permitted by California law. The Company has entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors' and officers' insurance if available on reasonable terms. The Company maintains insurance policies covering officers and directors under which the insurer has agreed to pay the amount of any claim made against the officers or directors of the Company for wrongful acts that such officers or directors may otherwise be required to pay or for which the Company is required to indemnify such officers and directors, subject to certain exclusions.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this Report:

          (1)  Financial Statements:

          See Index to Consolidated Financial Statements at page 27 of this Report.

          (2)  Financial Statement Schedule:

          Page      Schedule       Title
          ----      --------       -----
          S-1        II            Valuation and Qualifying Accounts and
                                   Reserves

          S-2                      Independent Auditors' Report on Schedule

          All other financial statement schedules are omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements and Notes thereto which are included herein.

          (3)  Exhibits:

          The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this Report.

     (b)  Reports on Form 8-K during the quarter ended December 31, 1996:

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETWORK COMPUTING DEVICES, INC.


                                   By:  /s/ Robert G. Gilbertson
                                        ----------------------------------------
                                        Robert G. Gilbertson, President and
                                        Chief Executive Officer

Dated:    March 21, 1997

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert G. Gilbertson his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                                        TITLE                                       DATE


/s/ Robert G. Gilbertson                President, Chief Executive Officer                March 20, 1997
-----------------------------           and Director (Principle Executive Officer)
Robert G. Gilbertson


/s/ Rudolph G. Morin                    Executive Vice President, Operations &            March 25, 1997
-----------------------------           Finance, and Chief Financial Officer
Rudolph G. Morin                        (Principal Financial and Accounting
                                        Officer)

/s/ Peter Preuss                        Chairman of the Board of Directors                March 21, 1997
-----------------------------
Peter Preuss


/s/ Philip Greer                        Director                                          March 21, 1997
-----------------------------
Philip Greer


/s/ Paul R. Low                         Director                                          March 21, 1997
-----------------------------
Paul R. Low


/s/ Stephen A. MacDonald                Director                                          March 21, 1997
-----------------------------
Stephen A. MacDonald


                                                                     SCHEDULE II

                         NETWORK COMPUTING DEVICES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years Ended December 31, 1996, 1995, and 1994


                                                                Additions
                                                         ------------------------
                                                                       Charged to
                                          Balance at     Charged to       Other                         Balance
                                          Beginning       Costs and     Accounts -     Deductions -     at End
                                          of Period       Expenses      Describe        Describe       of Period
                                          ---------      ----------    ----------      ----------      ---------
1996
----

Allowance for doubtful accounts              1,976            645              -          18 (1)         2,603
Warranty reserve                               510            791              -         806 (2)           495


1995
----

Allowance for doubtful accounts              1,224          1,100              -         348 (1)         1,976
Warranty reserve                               834            729              -       1,053 (2)           510


1994
----

Allowance for doubtful accounts                961            337          10 (3)         84 (1)         1,224
Warranty reserve                               654          1,633              -       1,453 (2)           834


(1) Accounts written off.
(2) Warranty costs incurred.
(3) Balance acquired through purchase of Z-Code in 1994.

                          INDEPENDENT AUDITORS' REPORT ON SCHEDULE


The Board of Directors
Network Computing Devices, Inc.

Under date of January 28, 1997, we reported on the consolidated balance sheets of Network Computing Devices, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which are listed in the accompanying index. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      KPMG PEAT MARWICK LLP

San Jose, California
January 28, 1997

Exhibit
Number      Description
-------     -----------
2.1 (1)+    Agreement and Plan of Reorganization dated January 26, 1994, as amended, among Registrant, ZIP Acquisition Corporation, a wholly-
            owned subsidiary of Registrant ("Sub"), Z-Code Software Corp. ("Z-
            Code") and the shareholders of Z-Code (the "Plan of
            Reorganization"), together with the Agreement Not to Compete, dated
            February 11, 1994, among Registrant, Sub and the shareholders of Z-
            Code (Exhibit B to the Plan of Reorganization) and the Employment
            Agreement, dated February 11, 1994, among Registrant, Sub and Daniel
            Heller (Exhibit C-1 to the Plan of Reorganization).
3.1 (2)     Amended and Restated Articles of Incorporation of Registrant.
3.2 (4)     Bylaws of Registrant, as amended.
4.1 (1)     Stock Rights Agreement dated February 11, 1994, among Registrant and the shareholders of Z-Code.
4.2 (3)     Specimen Common Stock Certificate of Registrant.
4.3         Reference is made to Exhibits 3.1 and 3.2.
10.1 (3)*   Form of Restricted Stock Purchase Agreement used in connection with the sale of Common Stock to employees of Registrant.
10.5 (3)    Restated Investor Rights Agreement dated May 2, 1990.
10.6 (5)    Purchase Agreement dated April 25, 1990, between Registrant and The
            Motorola Computer Group and correspondence relating thereto (3) and
            Amendment thereto dated August 31, 1993.
10.7 (3)    Master Maintenance Agreement dated September 4, 1990, between
            Registrant and the Field Service Division of Motorola Inc.'s
            Computer Group.
10.8 (3)    Lease Agreement dated August 18, 1988, as amended, between
            Registrant and Mountain View Industrial Associates for premises at
            350-360 North Bernardo Avenue, Mountain View, California.
10.9 (3)    Lease Agreement dated September 21, 1989, as amended, between
            Registrant and Mountain View Industrial Associates for premises at
            380 North Bernardo Avenue, Mountain View, California.
10.11 (6)*  1989 Stock Option Plan, as amended.
10.12 (3)*  Form of Stock Option Agreements for use with the 1989 Stock Option
            Plan.
10.13 (3)*  Employee Stock Purchase Plan (revised).
10.14 (3)*  Form of Indemnification Agreement between the Registrant and its officers and directors.
10.15 (3)*  Registrant's 401(k) Retirement Plan.
10.18 (3)   Software Agreement dated March 30, 1990, between Registrant and AT&T
            Information Systems, Inc.
10.19 (5)   Credit Agreement dated March 15, 1994, between Registrant and Union
            Bank.
10.20 (3)   Lease Agreement dated April 29, 1985, as amended, between Graphic
            Software Systems, Inc. and Beaverton-Redmond Tech Properties, a
            Joint Venture.
10.21 (3)   Agreement to Form New Distribution Company dated July 23, 1990, between Registrant and Software Research Associates, Inc.
10.22 (3)   Distributorship and OEM Agreement and related Trademark License
            Agreement, each dated July 23, 1990, between Registrant and Nihon
            NCD K.K.
10.23 (3)   Form of Registrant's standard purchase order.
10.24 *     Registrant's Incentive Bonus Plan.
10.29 (5)   Full Service Lease dated October 20, 1993 between Z-Code and Novato
            Gateway Associates for premises at 101 Rowland Way, Suite 300,
            Novato, California.
10.31 (6)*  1994 Outside Directors Stock Option Plan.
10.32 (6)*  Form of Nonstatutory Stock Option Agreement for Outside Directors.
10.33 (7)*  Employment Agreement dated January 1, 1995 between Registrant and
            Jack A. Bradley.
10.34 (7)   Lease agreement by and between Registrant and Ravendale Investments dated September 20, 1995.
10.35 (7)*+ Confidential Separation Agreement dated November 9, 1995 between
            Registrant and Edward L. Marinaro.
10.36 (7)+  Client/Server Software License Agreement dated March 29, 1996 between Registrant and Citrix Systems, Inc.
10.37 (7)+  Software Licensing Agreement dated as of June 30, 1995 between
            Registrant and Evans & Sutherland Computer Corporation.

Exhibit
Number      Description
-------     -----------
10.38 (7)+  License and Development Agreement dated December 18, 1995 between
            Registrant and Software.com, Inc.
10.39 (7)+  Cooperative Hardware Marketing Agreement dated November 29, 1995 between Registrant and IBM Corporation ("IBM"), as amended December
            20, 1995.
10.40 (7)+  X-Station Terminal Transition Agreement dated November 29, 1995 between Registrant and IBM, as amended December 13, 1995.
10.41 (8)+  Asset Purchase Agreement dated February 20, 1996 by and between the
            Registrant and FTP Software, Inc.
10.42 (9)+  Alliance Agreement dated June 27, 1996 by and between the Registrant and International Business Machines Corporation.
10.43 (9)+  Asset Purchase Agreement dated June 3, 1996 by and between the
            Registrant and NetManage, Inc.
11.1        Statement Regarding Computation of Shares Used in Earnings per Share
            Computations.
21.1        List of subsidiaries of Registrant.
23.1        Consent of KPMG Peat Marwick LLP.
24.1        Power of Attorney. Reference is made to page 48 of this Report.
27          Financial Data Schedule.


* Constitutes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
+ Confidential treatment has been granted as to a portion of this exhibit.
(1) Incorporated by reference to identically numbered exhibit to Registrant's Form 8-K Report dated February 11, 1994.
(2) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31, 1992.
(3) Incorporated by reference to identically numbered exhibit to Registrant's Form S-1 Registration Statement (No. 33-47246) which became effective on June 4, 1992 (the "1992 Registration Statement").
(4)         Incorporated by reference to Exhibit 3.3 to the 1992 Registration
            Statement.
(5) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31, 1993.
(6) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31, 1994.
(7) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31, 1995.
(8) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Report for the quarter ended March 31, 1996.
(9) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Report for the quarter ended June 30, 1996.