Form 10-Q
period 1997-03-31
NETWORK COMPUTING DEVICES INC
filed 1997-05-14
CIK 886138

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                   _______________

                                      FORM 10-Q
(Mark One)

    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the quarterly period ended March 31, 1997

                                          or

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

                                 Yes    X     No
                                     -------      -------


The number of shares outstanding of the Registrant's Common Stock was 17,108,165 at April 30, 1997.

                           NETWORK COMPUTING DEVICES, INC.

                                        INDEX

                       DESCRIPTION                                     PAGE NUMBER
--------------------------------------------------------------         -----------
Cover Page                                                                   1

Index                                                                        2

Part I:  Financial Information

    Item 1:   Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1997 and
              December 31, 1996                                              3

         Condensed Consolidated Statements of Operations for the Three-
              Month Periods Ended March 31, 1997 and 1996                    4

         Condensed Consolidated Statements of Cash Flows for the Three-
              Month Periods Ended March 31, 1997 and 1996                    5

         Notes to Condensed Consolidated Financial Statements                6

    Item 2:   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      7

Part II: Other Information

    Item 1:   Legal Proceedings                                              14

    Item 6:   Exhibits and Reports on Form 8-K                               14

Signature                                                                    15


                      NETWORK COMPUTING DEVICES, INC.

                      PART I:  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)


                                  ASSETS

                                                        March 31,   December 31,
                                                          1997          1996
                                                       ----------   ------------
                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents                             $  25,596    $  23,832
  Short-term investments                                   12,854       11,839
  Accounts receivable, net                                 20,483       21,549
  Inventories                                              11,237        9,776
  Refundable and deferred income tax assets                 7,490        8,287
  Other current assets                                      4,938        3,652
                                                        ---------    ---------
Total current assets                                       82,598       78,935

Property and equipment, net                                 5,293        4,895
Other assets                                                1,966        1,863
                                                        ---------    ---------
Total assets                                            $  89,857    $  85,693
                                                        ---------    ---------
                                                        ---------    ---------


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  7,241     $  4,383
  Accrued expenses                                          9,835        8,977
  Income taxes payable                                         36          360
  Current portion of capital lease obligations                581          748
  Deferred revenue                                          3,243        3,486
                                                        ---------    ---------
Total current liabilities                                  20,936       17,954
Long-term portion of capital lease obligations                253          314
Shareholders' equity:
  Undesignated preferred stock                                  -            -
  Common stock                                             68,608       68,217
  Retained earnings (accumulated deficit)                      60         (792)
                                                        ---------    ---------
Total shareholders' equity                                 68,668       67,425
                                                        ---------    ---------
Total liabilities and shareholders' equity              $  89,857    $  85,693
                                                        ---------    ---------
                                                        ---------    ---------

                          See accompanying notes.

                      NETWORK COMPUTING DEVICES, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1997           1996
                                                  ------------    ------------
Net revenues:
  Hardware products and services                   $  22,927      $  24,907
  Software licenses and services                       8,137          5,532
                                                  -----------     ----------
Total net revenues                                    31,064         30,439
Cost of revenues:
  Hardware products and services                      15,069         20,662
  Software licenses and services                       2,992          1,438
                                                  -----------     ----------
Total cost of revenues                                18,061         22,100
                                                  -----------     ----------

Gross margin                                          13,003          8,339
Operating expenses:
  Research and development                             3,444          4,120
  Marketing and selling                                7,141          9,557
  General and administrative                           1,665          2,509
                                                  -----------     ----------
Total operating expenses                              12,250         16,186
                                                  -----------     ----------

Operating income (loss)                                  753         (7,847)
Interest income, net                                     468            439
Other income                                             200              -
Gain on sale of product line                               -          6,959
                                                  -----------     ----------

Income (loss) before income taxes                      1,421           (449)
Provision for income taxes (income tax benefit)          569           (189)
                                                  -----------     ----------

Net income (loss)                                  $     852      $    (260)
                                                  -----------     ----------
                                                  -----------     ----------

Net income (loss) per share                        $    0.05      $   (0.02)
                                                  -----------     ----------
                                                  -----------     ----------

Shares used in per share computations                 18,889         16,260
                                                  -----------     ----------
                                                  -----------     ----------


                            See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED - IN THOUSANDS)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1997           1996
                                                  ------------    ------------
Cash flows from operations:
  Net income (loss)                                 $    852        $   (260)
  Reconciliation to cash provided by
   (used in) operations:
     Depreciation and amortization                       776           1,090
     Gain on sale of product line                          -          (6,959)
     Refundable and deferred income taxes                797               -
     Changes in:
       Accounts receivable, net                        1,066           2,036
       Inventories                                    (1,461)         (5,304)
       Other current assets and other                 (1,286)         (1,202)
       Accounts payable                                2,858           1,620
       Income taxes payable                             (324)           (398)
       Accrued expenses                                  858            (454)
       Deferred revenue                                 (243)            167
                                                  -----------     -----------
    Cash provided by (used in) operations              3,893          (9,664)
    Cash flows from investing activities:
      Short-term investments, net                     (1,015)          6,078
      Proceeds from sale of product line                   -           7,300
      Changes in other assets                           (103)            109
      Property and equipment purchases, net           (1,174)         (1,064)
                                                  -----------     -----------
    Cash provided by (used in) investing
      activities                                      (2,292)         12,423
    Cash flows from financing activities:
      Principal payments on capital lease
        obligations                                     (228)           (373)
      Repurchases of stock                                 -             (80)
      Proceeds from issuance of stock, net               391           1,195
                                                  -----------     -----------
    Cash provided by financing activities                163             742
                                                  -----------     -----------
    Increase  in cash and equivalents                  1,764           3,501
    Cash and equivalents:
      Beginning of period                             23,832          13,364
                                                  -----------     -----------
      End of period                                 $ 25,596        $ 16,865
                                                  -----------     -----------
                                                  -----------     -----------




                              See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The consolidated results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1997. Certain financial statement amounts from 1996 have been reclassified to conform to the current year's presentation.

PER SHARE INFORMATION

Per share information is computed using the weighted-average number of common and dilutive common equivalent shares outstanding. For primary and fully diluted earnings per share, common equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options (using the treasury stock method). The effect of common equivalent shares is not included in earnings per share calculations during periods in which such effect would be antidilutive. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that for profitable periods, basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and diluted EPS will not differ materially from fully diluted earnings per share as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):


                                             March 31,    December 31,
                                               1997          1996
                                               ----          ----
Purchased components and sub-assemblies      $ 8,593        $ 8,396
Work in process                                  406            240
Finished goods                                 2,238          1,140
                                             -------        -------

                                             $11,237        $ 9,776
                                             -------        -------
                                             -------        -------

INTEREST AND TAX PAYMENTS

Interest payments, primarily related to interest on capital lease liabilities, were $22,000 and $24,000 for the first three months of 1997 and 1996, respectively. Income tax payments were $53,600 for the first three months of 1997. There were no income tax payments for the first quarter of 1996.

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

THE FOLLOWING DISCUSSION SHOULD BE READ ONLY IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I -- ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q, AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996, CONTAINED IN THE COMPANY'S 1996 ANNUAL REPORT ON FORM
10-K.

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

During 1996, the Company underwent significant changes to its operations, including changes in senior management, product focus, and business unit organization. During the first half of the year, the Company initiated and completed the disposition of two software product lines, MARINER and Z-MAIL-Registered Trademark-. Also during the first half of 1996, the Company recorded operating losses of $18.3 million, and combined cash and short-term investments had declined from $36.2 million at December 31, 1995 to $26.4 million at June 30, 1996. By the end of the second quarter, the Company announced that it had appointed a new President and Chief Executive Officer, Robert G. Gilbertson, and a new Executive Vice President of Operations & Finance and Chief Financial Officer, Rudolph G. Morin. Shortly thereafter, Doug Klein, a founder of the Company, was appointed to Senior Vice President & Chief Technology Officer and Lorraine Hariton, the Vice President of Business Development, was added to the senior management team. In September 1996, Cecil M. Dye was appointed Senior Vice President of Sales & Marketing. This new senior management team initiated a "turnaround" program that included recombining its Systems and Software business units, spending and hiring controls, significant reorganization of the Research & Development and Sales & Marketing functions and asset management initiatives. By the end of the second half, profitable, cash-flow positive operations had been achieved. The above results notwithstanding, there is no assurance that this trend toward profitability will continue into the future (see below under "Future Performance and Risk Factors").

In June 1996, the Company announced an agreement with International Business Machines Corporation ("IBM") for the joint development of a network application terminal for resale by IBM. Under the agreement (the "IBM Agreement"), IBM funded a portion of the Company's development efforts through the first quarter of 1997. The IBM Agreement provides for IBM to purchase a substantial portion of its requirements for such products from the Company during 1997 and 1998. In March 1997, IBM commenced shipping production versions of such products to IBM's customer base (see below under "Future Performance and Risk Factors -- Fluctuations in Operating Results").

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

                           NETWORK COMPUTING DEVICES, INC.


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

TOTAL NET REVENUES

Total net revenues for the first quarter of 1997 were $31.1 million, an increase of 2% when compared to net revenues of $30.4 million for the same period of 1996. International revenues were 29% and 35% of total net revenues for the three months ended March 31, 1997 and 1996, respectively. Revenues under the IBM Agreement accounted for approximately 17% of the Company's revenues for the three months ended March 31, 1997. No single customer accounted for greater than 10% of the Company's revenues in the first quarter of 1996.

HARDWARE REVENUES

Hardware revenues consist primarily of revenues from the sale of network computers, related hardware, and to a lesser extent, fees for related service activities. Hardware revenues were $22.9 million for the first quarter of 1997, a decrease of 8% when compared to revenues of $24.9 million for the same period of 1996. The decline in revenues was primarily due to a 27% decline in the unit volume of the Company's HMX product line when compared to the same period in 1996. In addition, in the first quarter of 1997, average selling prices ("ASPs") of the Company's EXPLORA network computers declined by 15% when compared to the same period of 1996. These declines were partially offset by first quarter 1997 revenues from IBM related to the IBM Agreement, as no such revenues occurred during the same period of 1996.

                           NETWORK COMPUTING DEVICES, INC.


SOFTWARE REVENUES

Software revenues consist primarily of revenues from the licensing of software products and related support services. Current software products that are generating revenue include WINCENTER, the Company's multi-user WINDOWS NT application server software, PC-XWARE, the Company's network computer software for PCs, and NCDWARE-Registered Trademark-, the Company's proprietary network computer software. Revenues from software and related services were $8.1 million for the first quarter of 1997, an increase of 47% compared to software revenues of $5.5 million for the first quarter of 1996. The increase in software revenues resulted primarily from higher sales of WINCENTER and the related support revenues, offset in part by declines in revenues related to PC-XWARE and the absence of revenues related to the former Z-MAIL product line, which was sold during the second quarter of 1996. Revenues related to the former Z-MAIL product line of $784,000 had been recognized in the first quarter of 1996 while no such revenues were recognized during the first quarter of 1997. In addition, revenues related to the AT&T Agreement of $797,000 were recognized in the first quarter of 1997 compared to $426,000 in the first quarter of 1996.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin percentages on hardware revenues were 34% and 17% for the first quarters of 1997 and 1996, respectively. The dramatic increase in margin in 1997 compared to 1996 is primarily due to lower material costs. Material costs decreased primarily as a result of market declines in the cost of certain semiconductor components. In addition, the Company benefited from certain volume purchase discounts in association with the IBM Agreement during the first quarter of 1997 while no such purchasing benefits were realized in the same quarter of 1996. The Company currently anticipates that the mix of hardware OEM revenues as a component of total hardware revenues will rise as a result of the IBM Agreement and the Company's current efforts to develop other OEM relationships for its network computers. In addition, the Company plans to increase the mix of revenues generated through indirect sales. The anticipated changes in the mix of revenues by sales channel are likely to result in overall reduced gross margin percentages on hardware revenues in future periods.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin percentages on software revenues were 63% and 74% for the quarters ended March 31, 1997 and 1996, respectively. The decline in 1997 compared to 1996 was due primarily to a higher mix of WINCENTER revenues in 1997, which carry a lower margin because of higher third-party royalty costs, and reduced revenues of other higher margin software products, including revenues associated with the former Z-MAIL product line. Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. The costs associated with such royalties increased substantially during 1996, and will continue to be a significant component of total software cost of sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $3.4 million and $4.1 million for the quarters ended March 31, 1997 and 1996, respectively. Decreased spending is primarily due to the absence of R&D expenses related to the MARINER and Z-MAIL product lines in the first quarter of 1997 while spending on such product line development was a significant component of R&D expenses during the first quarter of 1996. Such decreases were partially offset by increased spending related to network computer development. As a percentage of net revenues, R&D expenses were 11% and 14% for the quarters ended March 31, 1997 and 1996, respectively. Absent expenses for MARINER and Z-MAIL, R&D expenses as a percentage of net revenues for the quarter ended March 31, 1996 would have been 9%. The Company plans to increase its investment in research and development in the area of network computing products through 1997.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $7.1 million and $9.6 million for the quarters ended March 31, 1997 and 1996, respectively. The decrease in the first quarter of 1997 compared to the first quarter of 1996 reflects lower labor and other employee-related expenses due to decreased headcount from the sale of the Z-MAIL and MARINER product lines. The Company also experienced increased efficiencies in these areas via the reconsolidation of the Company's remaining business units, which commenced in June of 1996. As a percentage of net revenues, marketing and selling expenses were 23% and 31% for the quarters ended March 31, 1997 and 1996, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $1.7 million and $2.5 million for the quarters ended March 31, 1997 and 1996, respectively. The decrease was primarily related to cost containment measures implemented by new senior management, including reductions in legal costs and outside consulting fees. As a percentage of net revenues, G&A expenses were 5% and 8% for the quarters ended March 31, 1997 and 1996, respectively.

                           NETWORK COMPUTING DEVICES, INC.


INTEREST INCOME

Interest income, net of interest expense, was $468,000 and $439,000 for the quarters ended March 31, 1997 and 1996, respectively. The increase was due to higher average balances in interest-bearing accounts.

OTHER INCOME

Other income for the quarter ended March 31, 1997 reflects the receipt of insurance proceeds for certain legal expenses incurred in association with securities litigation costs.

GAIN ON SALE OF PRODUCT LINE

The gain on the sale of the product line in the first quarter of 1996 represents the net gain recognized on the sale of the Company's MARINER product line in February 1996.

INCOME TAXES AND INCOME TAX BENEFIT

The Company recognized an income tax provision of $569,000 for the quarter ended March 31, 1997 compared to an income tax benefit of $189,000 on pretax losses incurred during the first quarter of 1996.

FINANCIAL CONDITION

Total assets as of March 31, 1997 increased by $4.2 million, or 5%, from December 31, 1996. The change in total assets primarily reflected increases in cash and short-term investments and inventories of $2.8 million and $1.5 million, respectively, partially offset by a decrease of $1.1 million in accounts receivable. The increase in cash and equivalents and short-term investments was primarily related to increased customer collections while the increase in inventories was primarily related to lower than anticipated sales volumes. The reduction in accounts receivable was primarily caused by a reduction in sales volumes coupled with increased customer collection efforts.

Total liabilities as of March 31, 1997 increased by $2.9 million, or 16%, from December 31, 1996. This increase was primarily due to an increase of $2.9 million in accounts payable which was related to increased inventory receipts.

CAPITAL REQUIREMENTS

Capital spending requirements for the remainder of 1997 are estimated at approximately $1.7 million, and at March 31, 1997, the Company had commitments for capital expenditures of approximately $170,000. These commitments are primarily related to information technology and facilities.

LIQUIDITY

In April 1997, the Company's Board of Directors adopted a program to repurchase from time to time at management's discretion up to 1,000,000 shares of the Company's common stock on the open market during the 12-month period ending April 30, 1998 at prevailing market prices. Repurchases will be made under the program using the Company's cash resources. Shares repurchased will be available for the use in funding the Company's stock compensation plans and other corporate purposes.

As of March 31, 1997, the Company had combined cash and equivalents and short-term investments totaling $38.5 million, with no significant debt. The Company believes that its existing sources of liquidity, including cash generated from operations, will be sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

                           NETWORK COMPUTING DEVICES, INC.


FUTURE PERFORMANCE AND RISK FACTORS

THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

EVOLVING NETWORK COMPUTING MARKET

The Company derives a majority of its revenues from the sale of network computer products and related software. During the past several years, the Company and other manufacturers of network computing systems and products have experienced intense competition from alternative desktop computing products, particularly personal computers, which has slowed the growth and development of the network computing market. Until recently, the absence of X protocol support from Microsoft Corporation ("Microsoft"), combined with the proliferation of off-the-shelf Windows-based application software, constituted an obstacle to the expansion of the network computing model into Windows-based environments. The introduction of the Company's WINCENTER multi-user WINDOWS NT application server software and new, lower-priced network computers have allowed the Company to offer network computing systems that provide users with access to Windows applications, although sales of these new products have been limited to date. The Company's future success will depend in substantial part upon increased acceptance of the network computing model and the successful marketing of the Company's new network computing products. There can be no assurance that the Company's new network computing products will compete successfully with alternative desktop solutions or that the network computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for the Company's network computing products would have a material, adverse effect on the Company's business, operating results and financial condition. See "Item 1. Business - Industry Background" and "Business - Markets and Applications" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

COMPETITION

The desktop computer and information access markets are characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the network computing market has intensified over the past several years, resulting in price reductions and reduced profit margins. The Company expects this intense competition to continue and there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. The Company's software products also face substantial competition from software vendors that offer similar products, including several large software companies. See "Item 1. Business
- Competition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                           NETWORK COMPUTING DEVICES, INC.


IBM Agreement not occur, or occur in volumes below management's expectations, there would be a material, adverse effect on the Company's operating results.

The Company currently anticipates that the mix of hardware revenues as a component of total revenues may rise as a result of the IBM Agreement and the Company's current efforts to develop other OEM relationships for its network computers. In addition, the Company plans to increase its revenues generated through indirect sales. This change in the mix of revenues by product type and by sales channel is likely to result in overall reduced gross margin percentages on hardware revenues and on total revenues. In addition, the Company operates with a relatively small backlog. Revenues and operating results therefore generally depend on the volume and timing of orders received, which are difficult to forecast and which may occur disproportionately during any given quarter or year. The Company's expense levels are based in part on its forecast of future revenues. If revenues are below expectations, the Company's operating results may be adversely affected. The Company has experienced a disproportionate amount of shipments occurring in the last month of its fiscal quarters. This trend increases the risk of material quarter-to-quarter fluctuations in the Company's revenues and operating results. In the past, the Company has experienced reduced orders during the first and third quarters due to buying patterns common in the computer industry. In addition, sales in Europe have been adversely affected in the third calendar quarter, when many European customers reduce their business activities.

NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS

The markets for the Company's products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. The Company's future results will depend to a considerable extent on its ability to continuously develop, introduce and deliver in quantity new hardware and software products that offer its customers enhanced performance at competitive prices. The development and introduction of new products is a complex and uncertain process requiring substantial financial resources and high levels of innovation, accurate anticipation of technological and market trends and the successful and timely completion of product development. Once a hardware product is developed, the Company must rapidly bring it into volume production, a process that requires accurate forecasting of customer requirements in order to achieve acceptable manufacturing costs. The introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruption to customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. As the Company is continuously engaged in this product development and transition process, its operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis. The inability to finance important research and development projects, delays in the introduction of new and enhanced products, the failure of such products to gain market acceptance, or problems associated with new product transitions could adversely affect the Company's operating results. See "Item 1. Business - Industry Background" and "Business - Product Development" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RELIANCE ON INDEPENDENT DISTRIBUTORS AND RESELLERS

The Company relies substantially on independent distributors and resellers, particularly in European markets, for the marketing and distribution of its products, particularly its software products. During 1995, the Company consolidated its Software sales operations by creating a single organization devoted to the sale of the Company's PC connectivity and messaging software and re-oriented its software sales strategy toward the increased use of distributors, VARs and other resellers. In early 1996, the Company experienced significant returns of its software products from its distributors. There can be no assurance that the Company will not experience some level of returns in the future. In addition, there can be no assurance that the Company's distributors and resellers will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of the Company's competitors. A reduction in sales effort or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales and could adversely affect the Company's operating results. In addition, there can be no assurance as to the continued viability or the financial stability of the Company's distributors and resellers, the Company's ability to retain its existing distributors and resellers or the Company's ability to add distributors and resellers in the future. See "Item
1. Business - Marketing and Sales" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

RELIANCE ON INDEPENDENT CONTRACTORS

The Company relies on independent contractors for virtually all of the sub-assembly of the Company's network computer products. The Company's reliance on these independent contractors limits its control over delivery schedules, quality assurance and product costs. In addition, a number of the Company's independent suppliers are located abroad. The Company's reliance on these foreign suppliers subjects the Company to risks such as the imposition of unfavorable

                           NETWORK COMPUTING DEVICES, INC.


governmental controls or other trade restrictions, changes in tariffs and political instability. The Company currently obtains all of the sub-assemblies used for its network computer products (consisting of all major components except monitors and cables) from a single supplier located in Thailand. Any significant interruption in the supply of sub-assemblies from this contractor would have a material adverse effect on the Company's business and operating results. Although the Company is currently planning to develop alternative locations in different countries from which to obtain sub-assemblies, there is no assurance that the Company will be successful in this pursuit. Disruptions in the provision of components by the Company's other suppliers, or other events that would require the Company to seek alternate sources of supply, could also lead to supply constraints or delays in delivery of the Company's products and adversely affect its operating results. The operations of certain of the Company's foreign suppliers were briefly disrupted during 1992 due to political instability in Thailand. See "Item 1. Manufacturing and Supplies" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant degree upon the continuing contributions of its senior management and other key employees, particularly Robert G. Gilbertson, its President and Chief Executive Officer, and Rudolph
G. Morin, its Executive Vice President of Operations & Finance and Chief Financial Officer. The loss of these individuals or other key management personnel could have a material adverse effect on the Company's business, operating results or financial condition. The Company believes that its future success will depend in large part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results or financial condition.

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

The parties entered a settlement agreement during the first quarter of 1997. As part of the settlement arrangement, the Company agreed to contribute $1.1 million toward the $12 million in costs to settle all pending securities litigation. This settlement arrangement was approved by the federal court handling the case at a settlement hearing held on May 2, 1997. The Company anticipates that no further charges related to such settlement will be incurred in the future.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

     Exhibit 11.1 Statement Regarding Computation of Shares Used in Income (Loss) Per Share Computations.

     Exhibit 27     Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the three-month period ended March 31, 1997.

                           NETWORK COMPUTING DEVICES, INC.



                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Network Computing Devices, Inc.
                              (Registrant)

Date:  May 13, 1997

                              By:


                                 /s/ Rudolph G. Morin
                              -------------------------------------------------
                              Rudolph G. Morin
                              Executive Vice President, Operations & Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)