Form 10-Q
period 1997-06-30
NETWORK COMPUTING DEVICES INC
filed 1997-07-30
CIK 886138

                                    UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                   _______________

                                      FORM 10-Q
(Mark One)

    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the quarterly period ended June 30, 1997

                                          or

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

                              Yes   X   No
                                   ----    ----

The number of shares outstanding of the Registrant's Common Stock was 17,008,123 at June 30, 1997.

                            NETWORK COMPUTING DEVICES, INC.


                                         INDEX




                        DESCRIPTION                                PAGE NUMBER
-----------------------------------------------------------        -----------

Cover Page                                                              1

Index                                                                   2

Part I:   Financial Information

     Item 1:   Financial Statements

           Condensed Consolidated Balance Sheets as of
             June 30, 1997 and December 31, 1996                        3

           Condensed Consolidated Statements of Operations
             for the Three-and Six-Month Periods Ended
             June 30, 1997 and 1996                                     4

           Condensed Consolidated Statements of Cash Flows
             for the Six-Month Periods Ended June 30, 1997
             and 1996                                                   5

           Notes to Condensed Consolidated Financial Statements         6

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8

Part II:  Other Information

     Item 1:   Legal Proceedings                                        16

     Item 4:   Submission of Matters to a Vote of Security Holders      16

     Item 6:   Exhibits and Reports on Form 8-K                         17

Signature                                                               18

                        NETWORK COMPUTING DEVICES, INC.

                        PART I:  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                     June 30,      December 31,
                                                       1997           1996
                                                    -----------    -----------
                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents                          $  14,356     $  23,832
  Short-term investments                                22,306        11,839
  Accounts receivable, net                              25,295        21,549
  Inventories                                           10,602         9,776
  Refundable and deferred income tax assets              4,259         8,287
  Other current assets                                   3,113         3,652
                                                     ---------     ---------
Total current assets                                    79,931        78,935

Property and equipment, net                              4,868         4,895
Other assets                                             1,757         1,863
                                                     ---------     ---------
Total assets                                         $  86,556     $  85,693
                                                     ---------     ---------
                                                     ---------     ---------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  6,557     $   4,383
  Accrued expenses                                       8,755         9,337
  Current portion of capital lease obligations             373           748
  Deferred revenue                                       3,697         3,486
                                                     ---------     ---------
Total current liabilities                               19,382        17,954
Long-term portion of capital lease obligations             205           314
Shareholders' equity:
  Undesignated preferred stock                               -             -
  Common stock                                          66,212        68,217
  Retained earnings                                        757          (792)
                                                     ---------     ---------
Total shareholders' equity                              66,969        67,425
                                                     ---------     ---------
Total liabilities and shareholders' equity           $  86,556     $  85,693
                                                     ---------     ---------
                                                     ---------     ---------

                            See accompanying notes.

                          NETWORK COMPUTING DEVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                    ---------------------------       --------------------------
                                                       1997             1996            1997             1996
                                                    ---------        ----------       ---------       ----------
Net revenues:
    Hardware products and services                  $  26,889        $  22,193       $  49,816       $  47,100
    Software licenses and services                      7,473            7,135          15,610          12,667
                                                    ---------        ---------       ---------       ---------
Total net revenues                                     34,362           29,328          65,426          59,767
Cost of revenues:
    Hardware products and services                     18,767           20,609          33,836          41,271
    Software licenses and services                      1,550            2,193           4,542           3,631
                                                    ---------        ---------       ---------       ---------
Total cost of revenues                                 20,317           22,802          38,378          44,902
                                                    ---------        ---------       ---------       ---------

Gross margin                                           14,045            6,526          27,048          14,865
Operating expenses:
  Research and development                              3,527            4,019           6,971           8,139
  Marketing and selling                                 8,229            9,402          15,370          18,959
  General and administrative                            1,677            3,527           3,342           6,036
                                                    ---------        ---------       ---------       ---------
Total operating expenses                               13,433           16,948          25,683          33,134
                                                    ---------        ---------       ---------       ---------

Operating income (loss)                                   612          (10,422)          1,365         (18,269)
Interest income, net                                      549              385           1,017             824
Other income                                                -                -             200               -
Gain (loss) on sale of product lines                        -              (27)              -           6,932
                                                    ---------        ---------       ---------       ---------
Income (loss) before income taxes                       1,161          (10,064)          2,582         (10,513)
Provision for income taxes (income tax benefit)           464           (4,017)          1,033          (4,206)
                                                    ---------        ---------       ---------       ---------
Net income (loss)                                   $     697        $  (6,047)      $   1,549       $  (6,307)
                                                    ---------        ---------       ---------       ---------
                                                    ---------        ---------       ---------       ---------

Net income (loss) per share:
     Primary                                        $    0.04        $   (0.37)      $    0.08       $   (0.38)
                                                    ---------        ---------       ---------       ---------
                                                    ---------        ---------       ---------       ---------
     Fully diluted                                  $    0.04        $   (0.37)      $    0.08       $   (0.38)
                                                    ---------        ---------       ---------       ---------
                                                    ---------        ---------       ---------       ---------

Shares used in per share computations:
     Primary                                           18,820           16,504          18,857          16,382
                                                    ---------        ---------       ---------       ---------
                                                    ---------        ---------       ---------       ---------
     Fully diluted                                     18,821           16,504          18,858          16,382
                                                    ---------        ---------       ---------       ---------
                                                    ---------        ---------       ---------       ---------

                            See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED - IN THOUSANDS)

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                    1997           1996
                                                                 ---------      ----------
Cash flows from operations:
     Net income (loss)                                           $  1,549       $  (6,307)
     Reconciliation to cash provided (used) by operations:
          Depreciation and amortization                             1,616           1,799
          Gain on sale of product lines                                 -          (6,932)
          Deferred income taxes                                     1,026               -
          Changes in:
               Accounts receivable, net                            (3,746)          5,293
               Inventories                                           (826)         (1,074)
               Refundable income taxes                              3,002               -
               Other current assets and other                         539          (2,881)
               Accounts payable                                     2,174          (6,506)
               Accrued expenses                                      (582)         (2,629)
               Deferred revenue                                       211             664
                                                                ---------       ---------
          Cash provided (used) by operations                        4,963         (18,573)
          Cash flows from investing activities:
               Short-term investments, net                        (10,467)          7,289
               Proceeds from sale of product lines                      -           8,625
               Changes in other assets                                106             973
               Property and equipment purchases, net               (1,589)         (1,599)
                                                                ---------       ---------
          Cash provided (used) by investing activities            (11,950)         15,288
          Cash flows from financing activities:
               Principal payments on capital lease obligations       (484)           (735)
               Repurchases of common stock                         (3,402)            (89)
               Proceeds from issuance of common stock, net          1,397           1,728
                                                                ---------       ---------
          Cash provided (used) by financing activities             (2,489)            904
          Decrease in cash and equivalents                         (9,476)         (2,381)
          Cash and equivalents:
               Beginning of period                                 23,832          13,364
                                                                ---------       ---------
               End of period                                    $  14,356       $  10,983
                                                                ---------       ---------
                                                                ---------       ---------

                             See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The consolidated results of operations for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1997. Certain financial statement amounts from 1996 have been reclassified to conform to the current year's presentation.

PER SHARE INFORMATION

Per share information is computed using the weighted-average number of common and dilutive common equivalent shares outstanding. For primary and fully diluted earnings per share, common equivalent shares consist of the incremental shares issuable upon the assumed exercise of dilutive stock options (using the treasury stock method). The effect of common equivalent shares is not included in earnings per share calculations during periods in which such effect would be antidilutive. The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that for profitable periods, basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements, and diluted EPS will not differ materially from fully diluted earnings per share as presented in the accompanying financial statements. Computations for loss periods should not change significantly.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):


                                             June 30,          December 31,
                                               1997                1996
                                               ----                ----

Purchased components and sub-assemblies      $  8,407            $ 8,396
Work in process                                   492                240
Finished goods                                  1,703              1,140
                                             --------            -------
                                             $ 10,602            $ 9,776
                                             --------            -------
                                             --------            -------

INTEREST AND TAX PAYMENTS

Interest payments, primarily related to interest on capital lease liabilities, were $14,000 and $41,000 for the second quarters of 1997 and 1996, respectively, and $36,000 and $65,000 for the first six months of 1997 and 1996, respectively. Income tax payments were $60,100 for the second quarter of 1997 and $113,700 for the first six months of 1997, while an income tax refund of $3.0 million was received during the second quarter of 1997. There were no income tax payments for the second quarter and first six months of 1996.

1997 STOCK REPURCHASE PROGRAM

In April 1997, the Company's Board of Directors adopted a program to repurchase, from time to time, at management's discretion, up to 1,000,000 shares of the Company's common stock on the open market during the 12-month period ending April 30, 1998 at prevailing market prices. Repurchases are made under the program using the Company's cash and short-

                         NETWORK COMPUTING DEVICES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


term investments. Through June 30, 1997, an aggregate of 291,500 shares were repurchased at prices ranging from $10.75 to $12.00 per share for a total purchase price of $3.4 million. Additionally, the Company had committed to repurchase an additional 145,000 shares at prices ranging from $11.63 to $12.00 per share for a total purchase price of $1.7 million. At June 30, 1997, total shares repurchased, or committed to be repurchased, were 436,500 for a total cost of $5.1 million.

Subsequent to June 30, 1997, the Company has repurchased, or committed to repurchase, an additional 460,000 shares at prices ranging from $8.38 to $11.63 for a total cost of $4.7 million. Aggregate repurchases, or commitments to repurchase, as of July 24, 1997 under the 1997 stock repurchase program are 896,500 shares for a total cost of $9.8 million.

MAJOR CUSTOMERS AND RELATED ACCOUNTS RECEIVABLE

International Business Machines Corporation ("IBM") accounted for approximately 23% and 20% of the Company's revenues for the second quarter and first six months of 1997, respectively. At June 30, 1997, related accounts receivable due from IBM were approximately $10.3 million, or 41% of the total accounts receivable balance.

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

During 1996, the Company underwent significant changes to its operations, including changes in senior management, product focus, and business unit organization. During the first half of the year, the Company initiated and completed the disposition of two software product lines, MARINER and Z-MAIL-Registered Trademark-. Also during the first half of 1996, the Company recorded operating losses of $18.3 million, and combined cash and short-term investments had declined from $36.2 million at December 31, 1995 to $26.4 million at June 30, 1996. By the end of the second quarter, the Company announced that it had appointed a new President and Chief Executive Officer, Robert G. Gilbertson, and a new Executive Vice President of Operations & Finance and Chief Financial Officer, Rudolph G. Morin. Shortly thereafter, Doug Klein, a founder of the Company, was appointed to Senior Vice President & Chief Technology Officer and Lorraine Hariton, the Vice President of Business Development, was added to the senior management team. In September 1996, Cecil M. Dye was appointed Senior Vice President of Sales & Marketing. This new senior management team initiated a "turnaround" program that included recombining its Systems and Software business units, spending and hiring controls, significant reorganization of the Research & Development and Sales & Marketing functions and asset management initiatives. By the end of the second half, profitable, cash-flow positive operations had been achieved. The Company's ability to continue this trend is subject to various risks and uncertainties, however, and there is no assurance that this trend toward profitability will continue into the future. See below under "Future Performance and Risk Factors."

In June 1996, the Company announced an agreement with International Business Machines Corporation ("IBM") for the joint development of a network application terminal for resale by IBM. Under the agreement (the "IBM Agreement") and a subsequent letter of intent and funding agreement, IBM agreed to fund a portion of the Company's development efforts through at least the second quarter of 1997. The IBM Agreement provides for IBM to purchase a substantial portion of its requirements for such products from the Company during 1997 and 1998. In March 1997, IBM commenced shipping production versions of such products. However, the volume of sales to IBM under the IBM Agreement may be difficult to predict. See below under "Future Performance and Risk Factors -- Fluctuations in Operating Results."

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

During the third quarter of 1995, the Company created and began implementing a plan to restructure the business to improve its operating performance. The plan included substantial modifications to the Company's manufacturing processes, phasing out lower margin products, a reduction in the amount of leased space, and a reduction in the number of employees. During the third quarter of 1995, the Company recognized charges totaling $7.5 million for the implementation of this plan. Included

                         NETWORK COMPUTING DEVICES, INC.


in these restructuring charges were amounts related to the severance of personnel, phase-out of certain products, and costs associated with the termination of lease obligations. In the fourth quarter of 1996, the Company substantially concluded such restructuring activities and determined that $1.1 million in related accruals was in excess of amounts required. As a result, the Company recognized a $1.1 million credit for business restructuring during the fourth quarter of 1996. The credit relates primarily to lease obligations that were exited or subleased at dates or rates more favorable than those anticipated at the time of the initial restructuring plan.

In 1994, the Company began the development of MARINER, an Internet access and navigation tool which it intended to market to large enterprises, as well as to original equipment manufacturers ("OEMs") and VARs. In January 1995, the Company entered into a software development and licensing agreement with AT&T to develop a custom version of MARINER for AT&T (the "AT&T Agreement"). The AT&T Agreement provided for total minimum royalties of $15 million through 1998, and contemplated the development of additional Internet access products for license to AT&T. In September 1995, the AT&T Agreement was amended to terminate these provisions for additional product development and to provide instead that the Company would be paid fees totaling $9 million through 1996 for development work completed at the time of the amendment and for a license to evaluate the MARINER product. In 1995, the Company recognized license fees totaling $6.8 million under the AT&T Agreement and received $500,000 in fees for non-recurring engineering costs that offset research and development expenses. In 1995, the Company also recognized revenues of $300,000 from other customers related to the MARINER product line. In 1996 and the first six months of 1997, the Company recognized license fees totaling $426,000 and $1.0 million, respectively. The Company anticipates that revenues of $167,000 will be recognized in the third quarter of 1997, and that no additional related revenues will be recognized in the future. In light of the Company's inability to develop a long-term relationship with AT&T, as well as other changes in the Internet market, including the development of intense price competition among vendors of Internet access products, the Company determined in late 1995 to sell the MARINER product line and focus its attention on its core business of providing desktop information access solutions for network computing environments. In February 1996, the Company sold the MARINER product line to FTP Software, Inc. ("FTP") for $9.8 million. The Company paid FTP a one-time license fee of $2.5 million for the right to incorporate MARINER technology into future versions of the Company's hardware and software products. The net gain recognized on this transaction was $7.0 million.

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

TOTAL NET REVENUES

Total net revenues were $34.4 million and $29.3 million for the second quarters of 1997 and 1996, respectively, representing an increase of 17%, and $65.4 million and $59.8 million for the first six months of 1997 and 1996, respectively, representing an increase of 9%. International revenues were 35% and 32% of total net revenues for the second quarters of 1997 and 1996, respectively, and 32% and 33% for the first six months of 1997 and 1996, respectively. Revenues under the IBM Agreement accounted for approximately 23% and 20% of the Company's revenues for the second quarter and first six months of 1997, respectively. No single customer accounted for greater than 10% of the Company's revenues in the same periods of 1996.

HARDWARE REVENUES

Hardware revenues consist primarily of revenues from the sale of network computers, related hardware, and to a lesser extent, fees for related service activities. Hardware revenues were $26.9 million and $22.2 million for the second quarters of 1997 and 1996, respectively, and $49.8 million and $47.1 million for the first six months of 1997 and 1996, respectively. The

                         NETWORK COMPUTING DEVICES, INC.


increases in revenues were due to increased unit volume shipments, including revenues from IBM related to the IBM Agreement, partially offset by lower average selling prices.

SOFTWARE REVENUES

Software revenues consist primarily of revenues from the licensing of software products and related support services. Current software products that are generating revenue include WINCENTER, the Company's multi-user WINDOWS NT application server software, PC-XWARE, the Company's network computer software for PCs, and NCDWARE-Registered Trademark-, the Company's proprietary network computer software. Revenues from software and related services were $7.5 million and $7.1 million for the second quarters of 1997 and 1996, respectively, and $15.6 million and $12.7 million for the first six months of 1997 and 1996, respectively. The increase in software revenues resulted primarily from higher sales of WINCENTER and the related support revenues, offset in part by declines in revenues related to PC-XWARE and the absence of revenues related to the former Z-MAIL product line, which was sold during the second quarter of 1996. Revenues related to the former Z-MAIL product line of $352,000 and $1.1 million had been recognized in the second quarter and first six months of 1996, respectively, while no such revenues were recognized during the second quarter and first six months of 1997. In addition, revenues related to the AT&T Agreement of $250,000 were recognized in the second quarter of 1997 while no such revenues were recognized in the second quarter of 1996. Revenues related to the AT&T Agreement of $1.0 million were recognized in the first six months of 1997 compared to $426,000 in the first six months of 1996. The Company anticipates that $167,000 of revenues related to the AT&T Agreement will be recognized in the third quarter of 1997, and that no additional related revenues will be recognized in the future.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin percentages on hardware revenues were 30% and 7% for the second quarters of 1997 and 1996, respectively, and 32% and 12% for the first six months of 1997 and 1996, respectively. The dramatic increase in margin in 1997 compared to 1996 is primarily due to a charge of approximately $3.0 million incurred in the second quarter of 1996 to reduce the value of certain inventories to market price. Also benefiting margin percentages in 1997 were declines in material costs, reflecting declines in the cost of certain semiconductor and other components. In addition, the Company benefited from certain volume purchase discounts in association with the IBM Agreement during the second quarter and first six months of 1997 while no such purchasing benefits were realized in the same periods of 1996. The Company currently anticipates that the mix of hardware OEM revenues as a component of total hardware revenues will continue to rise. In addition, the Company plans to increase the mix of revenues generated through indirect channels. The anticipated changes in the mix of revenues by sales channel are likely to result in overall reduced gross margin percentages on hardware revenues in future periods.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin percentages on software revenues were 79% and 69% for the second quarters of 1997 and 1996, respectively, and 71% for the first six months of both 1997 and 1996. The increase in the gross margin percentage for the second quarter of 1997 was primarily due to the impact of AT&T, as the second quarter of 1997 included revenue that was not included in the second quarter of 1996, in addition to a reduction of estimated obligations in the second quarter of 1997 associated with the AT&T Agreement. This was offset slightly by a higher mix of WINCENTER revenues in 1997, which carry a lower margin due to higher third-party royalty costs, and reduced revenues of other higher margin software products, including revenues associated with the former Z-MAIL product line. The gross margin percentage for the first six months of 1997 remained unchanged from the same period of 1996 due to the increase in the gross margin percentage due to AT&T as discussed above, offset by reduced margin from increased WINCENTER sales and the absence of sales of higher margin Z-MAIL products and the reduction of PC-XWARE sales. Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. The costs associated with such royalties increased substantially during 1996, and will continue to be a significant component of total software cost of sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $3.5 million and $4.0 million for the second quarters of 1997 and 1996, respectively, and $7.0 million and $8.1 million for the first six months of 1997 and 1996, respectively. Decreases in 1997 are primarily due to the absence of R&D expenses related to the MARINER and Z-MAIL product lines in the second quarter and first six months of 1997 while spending on such product line development was a significant component of R&D expenses during the same periods of 1996. As a percentage of net revenues, R&D expenses were 10% and 14% for the second quarters of

                         NETWORK COMPUTING DEVICES, INC.


1997 and 1996, respectively, and 11% and 14% for the first six months of 1997 and 1996, respectively. The Company plans to increase its investment in research and development in the area of network computing products through 1997.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $8.2 million and $9.4 million for the second quarters of 1997 and 1996, respectively, and $15.4 million and $19.0 million for the first six months of 1997 and 1996, respectively. The decreases reflect lower labor and other employee-related expenses due to decreased headcount from the sale of the Z-MAIL and MARINER product lines. The Company also experienced increased efficiencies in these areas resulting from the reconsolidation of the Company's remaining business units, which commenced in June of 1996. As a percentage of net revenues, marketing and selling expenses were 24% and 32% for the second quarters of 1997 and 1996, respectively, and 23% and 32% for the first six months of 1997 and 1996, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $1.7 million and $3.5 million for the second quarters of 1997 and 1996, respectively, and $3.3 million and $6.0 million for the first six months of 1997 and 1996, respectively. The decreases were primarily related to cost containment measures implemented by new senior management, including reductions in legal costs and outside consulting fees and the reconsolidation of separate business units into a single operating entity. G&A expenses for the second quarter and first six months of 1996 included increased expense related to both the severance costs associated with the elimination of certain positions within the Company and to increased personnel costs that resulted from the division of the Systems and Software businesses into separate business units. As a percentage of net revenues, G&A expenses were 5% and 12% for the second quarters of 1997 and 1996, respectively, and 5% and 10% for the first six months of 1997 and 1996, respectively.

INTEREST INCOME

Interest income, net of interest expense, was $549,000 and $385,000 for the second quarters of 1997 and 1996, respectively, and $1.0 million and $824,000 for the first six months of 1997 and 1996, respectively. The increase was primarily due to higher average balances in interest-bearing accounts.

OTHER INCOME

Other income for the first six months of 1997 includes the receipt of insurance proceeds for certain legal expenses incurred in association with securities litigation costs.

GAIN (LOSS) ON SALE OF PRODUCT LINES

The loss on the sale of the product line for the second quarter of 1996 represents the net loss on the Company's sale of the Z-MAIL division. The gain on the sale of product lines for the first six months of 1996 represents the net gain recognized on the sale of the Company's MARINER product line in February 1996, offset slightly by the net loss on the sale of Z-MAIL in June 1996.

INCOME TAXES AND INCOME TAX BENEFIT

The Company recognized an income tax provision of $0.5 million and $1.0 million for the second quarter and first six months of 1997, respectively, and an income tax benefit of $4.0 million and $4.2 million for the second quarter and first six months of 1996, respectively.

FINANCIAL CONDITION

Total assets as of June 30, 1997 increased by $0.9 million, or 1%, from December 31, 1996. The change in total assets reflected increases in accounts receivable of $3.7 million and in cash and short-term investments of $1.0 million, partially offset by a decrease of $4.0 million in refundable and deferred income tax assets. The increase in accounts receivable was primarily related to increased sales volumes related to the IBM Agreement, which has increased the Company's days sales outstanding. The increase in cash and equivalents and short-term investments was primarily related to the receipt of income tax refunds, offset partially by repurchases of the Company's common stock. The decrease in refundable and deferred income taxes was primarily related to income tax refunds received.

                         NETWORK COMPUTING DEVICES, INC.


Total liabilities as of June 30, 1997 increased by $1.3 million, or 7%, from December 31, 1996. This increase was primarily due to an increase of $2.2 million in accounts payable which was primarily related to increased inventory receipts.

CAPITAL REQUIREMENTS

Capital spending requirements for the remainder of 1997 are estimated at approximately $1.5 million, and at June 30, 1997, the Company had commitments for capital expenditures of approximately $250,000, primarily related to manufacturing tooling.

LIQUIDITY

In April 1997, the Company's Board of Directors adopted a program to repurchase from time to time at management's discretion up to 1,000,000 shares of the Company's common stock on the open market during the 12-month period ending April 30, 1998 at prevailing market prices. Repurchases are made under the program using the Company's cash resources. Shares repurchased will be available for the issuance under the Company's stock plans and for other corporate purposes. Through June 30, 1997, an aggregate of 291,500 shares were repurchased at prices ranging from $10.75 to $12.00 per share for a total purchase price of $3.4 million. Additionally, the Company had committed to repurchase an additional 145,000 shares at prices ranging from $11.63 to $12.00 per share for a total purchase price of $1.7 million. At June 30, 1997, total shares repurchased, or committed to be repurchased, were 436,500 for a total cost of $5.1 million. Subsequent to June 30, 1997, the Company has repurchased, or committed to repurchase, an additional 460,000 shares at prices ranging from $8.38 to $11.63 for a total cost of $4.7 million. Aggregate repurchases, or commitments to repurchase, as of July 24, 1997 under the 1997 stock repurchase program are 896,500 shares for a total cost of $9.8 million.

As of June 30, 1997, the Company had combined cash and equivalents and short-term investments totaling $36.7 million, with no significant debt. The Company believes that its existing sources of liquidity, including cash generated from operations, will be sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

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

                         NETWORK COMPUTING DEVICES, INC.


COMPETITION

The desktop computer and information access markets are characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the network computing market has intensified over the past several years, resulting in price reductions and reduced profit margins. The Company expects this intense competition to continue, and there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. The Company's software products also face substantial competition from software vendors that offer similar products, including several large software companies. See "Item 1. Business
- Competition" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

FLUCTUATIONS IN OPERATING RESULTS

The Company's operating results have varied significantly, particularly on a quarterly basis, as a result of a number of factors, including general economic conditions affecting industry demand for computer products, the timing and market acceptance of new product introductions by the Company and its competitors, the timing of significant orders from and shipments to large customers, periodic changes in product pricing and discounting due to competitive factors, and the availability and pricing of key components, such as DRAMs, video monitors, integrated circuits and electronic sub-assemblies, some of which require substantial order lead times. The Company's operating results may fluctuate in the future as a result of these and other factors, including the Company's success in developing and introducing new products, its product and customer mix, licensing costs, the level of competition that it experiences and its ability to develop and maintain strategic business alliances.

The Company has committed significant resources, including research and development, manufacturing and sales and marketing resources, to the implementation of the IBM Agreement (see "Overview"). The production cycle of related product requires the Company to rely on IBM to provide accurate product requirement forecasts, which have in the past and will in the future, be subject to changes by IBM. Should the Company commence production of related product based on provided forecasts that are subsequently reduced, the Company bears the risk of increased levels of unsold inventories. Should the expected business volumes associated with the IBM Agreement not occur, or occur in volumes below management's expectations, there would be a material, adverse effect on the Company's operating results.

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

                         NETWORK COMPUTING DEVICES, INC.


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

RELIANCE ON INDEPENDENT DISTRIBUTORS AND RESELLERS

The Company increasingly relies substantially on independent distributors and resellers, particularly in European markets, for the marketing and distribution of its products, particularly its software products. During 1995, the Company consolidated its Software sales operations by creating a single organization devoted to the sale of the Company's PC connectivity and messaging software and re-oriented its software sales strategy toward the increased use of distributors, VARs and other resellers. In early 1996, the Company experienced significant returns of its software products from its distributors. There can be no assurance that the Company will not experience some level of returns in the future. In addition, there can be no assurance that the Company's distributors and resellers will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of the Company's competitors. A reduction in sales effort or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales and could adversely affect the Company's operating results. In addition, there can be no assurance as to the continued viability or the financial stability of the Company's distributors and resellers, the Company's ability to retain its existing distributors and resellers or the Company's ability to add distributors and resellers in the future. See "Item
1. Business - Marketing and Sales" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

INTERNATIONAL SALES

A majority of the Company's international sales are denominated in U.S. dollars, and an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in those markets. Over the past two years, from time to time, a significant portion of international revenues have been derived from sales to a customer in the United Kingdom that have been denominated in pound sterling and sales denominated in foreign currencies may increase in the future. These sales are subject to exchange rate fluctuations which could affect the Company's operating results negatively or positively, depending on the value of the U.S. dollar against the other currency. Where the Company believes foreign currency-denominated sales could pose significant exposure to exchange rate fluctuations, the Company acquires forward exchange contracts in an effort to reduce such exposure. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations and managing accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property

                         NETWORK COMPUTING DEVICES, INC.


rights to the same extent as the laws of the United States. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

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

The parties entered a settlement agreement during the first quarter of 1997. As part of the settlement arrangement, the Company agreed to contribute $1.1 million toward the $12 million in costs to settle all pending securities litigation. This settlement arrangement was approved by the federal court handling the case at a settlement hearing held on May 2, 1997. A final judgment and order of dismissal of action was filed on May 2, 1997. The Company anticipates that no further charges related to such settlement will be incurred in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 28, 1997.

(a) The following five persons nominated by management were elected as directors at the meeting:

              Robert G. Gilbertson
              Philip Greer
              Paul Low
              Stephen A. MacDonald
              Peter Preuss

(b) A proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 1989 Stock Option Plan by 200,000 shares was approved by a vote of 12,497,198 shares for, 3,427,258 shares against, 119,347 shares abstaining, and 130,914 broker non-votes.

(c) A proposal to increase the number of shares of Common Stock reserved for issuance under the Company's Employee Stock Purchase Plan by 100,000 shares was approved by a vote of 14,814,006 shares for, 1,190,595 shares against, 66,002 shares abstaining, and 104,114 broker non-votes.

(d) A proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 1994 Outside Directors' Stock Option Plan by 50,000 shares was approved by a vote of 12,649,390 shares for, 3,421,675 shares against, 76,752 shares abstaining, and 26,900 broker non-votes.

(e) A proposal to ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the current fiscal year was approved by a vote of 16,113,340 shares for, 24,905 shares against, and 36,472 shares abstaining.

                         NETWORK COMPUTING DEVICES, INC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

     Exhibit 10.44  IBM Letter of Intent and Funding Agreement.

     Exhibit 11.1   Statement Regarding Computation of Shares Used in Income
                    (Loss) Per Share Computations.

     Exhibit 27     Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the three-month period ended June 30, 1997.

                      NETWORK COMPUTING DEVICES, INC.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Network Computing Devices, Inc.
                              (Registrant)

Date:  July 24, 1997

                              By: /s/ RUDOLPH G. MORIN
                                  ----------------------------------------
                                  Rudolph G. Morin
                                  Executive Vice President, Operations &
                                  Finance and Chief Financial Officer (Duly
                                  Authorized and Principal Financial and
                                  Accounting Officer)