Form 10-Q
period 1997-09-30
NETWORK COMPUTING DEVICES INC
filed 1997-11-10
CIK 886138

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                   _______________

                                      FORM 10-Q

(Mark One)

    [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended September 30, 1997

                                          or

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the transition period from ______to ______

                           Commission file number: 0-20124


                           NETWORK COMPUTING DEVICES, INC.
                (Exact name of registrant as specified in its charter)


             California                          77-0177255
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)            Identification No.)

              350 North Bernardo Avenue, Mountain View, California 94043
                (Address of principal executive offices and zip code)

                    Registrant's telephone number:  (650) 694-0650


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


   The number of shares outstanding of the Registrant's Common Stock was 16,379,595 at October 31, 1997.

                          NETWORK COMPUTING DEVICES, INC.

                                        INDEX




                     DESCRIPTION                                  PAGE NUMBER
---------------------------------------------------------         -----------

Cover Page                                                              1

Index                                                                   2

Part I:  Financial Information

    Item 1:   Financial Statements

            Condensed Consolidated Balance Sheets as of
              September 30, 1997 and December 31, 1996                  3

            Condensed Consolidated Statements of Operations
              for the Three- and Nine-Month Periods Ended
              September 30, 1997 and 1996                               4

            Condensed Consolidated Statements of Cash Flows
              for the Nine-Month Periods Ended September 30,
              1997 and 1996                                             5

            Notes to Condensed Consolidated Financial
              Statements                                                6

    Item 2:   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8

Part II: Other Information

    Item 6:   Exhibits and Reports on Form 8-K                         16

Signature                                                              17

                        NETWORK COMPUTING DEVICES, INC.

                        PART I:  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



                                    ASSETS
                                                      September 30,   December 31,
                                                          1997            1996
                                                      -------------   ------------
                                                      (UNAUDITED)
Current assets:
  Cash and cash equivalents                            $  24,787      $  23,832
  Short-term investments                                  12,624         11,839
  Accounts receivable, net                                18,012         21,549
  Inventories                                             14,724          9,776
  Refundable and deferred income tax assets                4,395          8,287
  Other current assets                                     2,835          3,652
                                                      -----------     ----------
Total current assets                                      77,377         78,935

Property and equipment, net                                4,604          4,895
Other assets                                               1,637          1,863
                                                      -----------     ----------
Total assets                                           $  83,618      $  85,693
                                                      -----------     ----------
                                                      -----------     ----------


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  9,412       $  4,383
  Accrued expenses                                         9,471          9,337
  Current portion of capital lease obligations               198            748
  Deferred revenue                                         4,262          3,486
                                                      -----------     ----------
Total current liabilities                                 23,343         17,954
Long-term portion of capital lease obligations               182            314
Shareholders' equity:
  Undesignated preferred stock                                 -              -
  Common stock                                            59,285         68,217
  Retained earnings (accumulated deficit)                    808           (792)
                                                      -----------     ----------
Total shareholders' equity                                60,093         67,425
                                                      -----------     ----------
Total liabilities and shareholders' equity             $  83,618      $  85,693
                                                      -----------     ----------
                                                      -----------     ----------


                           See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                     --------------------------------   -------------------------------
                                                           1997             1996              1997             1996
                                                     ---------------   --------------   ---------------   -------------
Net revenues:
    Hardware products and services                      $  26,532         $  22,642        $  76,347      $  69,742
    Software licenses and services                          8,114             5,309           23,725         17,976
                                                     ---------------   --------------   ---------------   -------------
Total net revenues                                         34,646            27,951          100,072         87,718
Cost of revenues:
    Hardware products and services                         19,764            14,875           53,600         55,592
    Software licenses and services                          2,579             1,779            7,121          5,964
                                                     ---------------   --------------   ---------------   -------------
Total cost of revenues                                     22,343            16,654           60,721         61,556
                                                     ---------------   --------------   ---------------   -------------

Gross margin                                               12,303            11,297           39,351         26,162
Operating expenses:
  Research and development                                  3,703             3,207           10,674         11,346
  Marketing and selling                                     7,379             6,181           22,749         25,140
  General and administrative                                1,722             2,219            5,064          8,255
  Credit on litigation settlement                            (147)                -             (147)             -
                                                     ---------------   --------------   ---------------   -------------
Total operating expenses                                   12,657            11,607           38,340         44,741
                                                     ---------------   --------------   ---------------   -------------

Operating income (loss)                                      (354)             (310)           1,011        (18,579)
Interest income, net                                          435               343            1,452          1,167
Other income                                                    -                 -              200              -
Gain on sale of product lines                                   -                 -                -          6,932
                                                     ---------------   --------------   ---------------   -------------

Income (loss) before income taxes                              81                33            2,663        (10,480)
Provision for income taxes (income tax benefit)                30                13            1,063         (4,193)
                                                     ---------------   --------------   ---------------   -------------

Net income (loss)                                       $      51         $      20        $   1,600      $  (6,287)
                                                     ---------------   --------------   ---------------   -------------
                                                     ---------------   --------------   ---------------   -------------

Net income (loss) per share:
     Primary                                            $    0.00         $    0.00        $    0.09      $   (0.38)
                                                     ---------------   --------------   ---------------   -------------
                                                     ---------------   --------------   ---------------   -------------
     Fully diluted                                      $    0.00         $    0.00        $    0.09      $   (0.38)
                                                     ---------------   --------------   ---------------   -------------
                                                     ---------------   --------------   ---------------   -------------

Shares used in per share computations:
     Primary                                               17,848            17,122           18,520         16,460
                                                     ---------------   --------------   ---------------   -------------
                                                     ---------------   --------------   ---------------   -------------
     Fully diluted                                         17,957            17,700           18,520         16,460
                                                     ---------------   --------------   ---------------   -------------
                                                     ---------------   --------------   ---------------   -------------


                           See accompanying notes.

                       NETWORK COMPUTING DEVICES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED - IN THOUSANDS)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                          1997           1996
                                                                    --------------   --------------
Cash flows from operations:
 Net income (loss)                                                    $   1,600        $  (6,287)
 Reconciliation to cash provided (used) by operations:
   Depreciation and amortization                                          2,403            3,227
   Gain on sale of product lines                                              -           (6,932)
   Deferred income taxes                                                    862           (2,563)
   Other, net                                                                 -              526
   Changes in:
     Accounts receivable, net                                             3,537            9,634
     Inventories                                                         (4,948)             445
     Refundable income taxes                                              3,030                -
     Other current assets and other                                         817           (1,945)
     Accounts payable                                                     5,029           (8,726)
     Accrued expenses                                                       134           (1,948)
     Deferred revenue                                                       776            1,179
                                                                    --------------   --------------
   Cash provided (used) by operations                                    13,240          (13,390)
   Cash flows from investing activities:
     Short-term investments, net                                           (785)          10,229
     Proceeds from sale of product lines                                      -            8,625
     Changes in other assets                                                226              249
     Property and equipment purchases, net                               (2,112)          (2,105)
                                                                    --------------   --------------
   Cash provided (used) by investing activities                          (2,671)          16,998
   Cash flows from financing activities:
     Principal payments on capital lease obligations                       (682)          (1,037)
     Repurchases of common stock                                        (10,719)             (89)
     Proceeds from issuance of common stock, net                          1,787            2,876
                                                                    --------------   --------------
   Cash provided (used) by financing activities                          (9,614)           1,750
   Increase in cash and equivalents                                         955            5,358
   Cash and equivalents:
     Beginning of period                                                 23,832           13,364
                                                                    --------------   --------------
     End of period                                                    $  24,787        $  18,722
                                                                    --------------   --------------
                                                                    --------------   --------------


                           See accompanying notes.

                        NETWORK COMPUTING DEVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The consolidated results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1997. Certain financial statement amounts from 1996 have been reclassified to conform to the current year's presentation.

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

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):


                                              September 30,   December 31,
                                                   1997           1996
                                                   ----           ----

Purchased components and sub-assemblies         $ 12,650        $ 8,396
Work in process                                      761            240
Finished goods                                     1,313          1,140
                                                --------        -------
                                                $ 14,724        $ 9,776
                                                --------        -------
                                                --------        -------

INTEREST AND TAX PAYMENTS

Interest payments, primarily related to interest on capital lease liabilities, were $9,000 and $33,000 for the third quarters of 1997 and 1996, respectively, and $45,000 and $98,000 for the first nine months of 1997 and 1996, respectively. Income tax payments were $71,300 and $185,000 for the third quarter and first nine months of 1997, while income tax refunds of $27,800 and $3.0 million were received during the third quarter and first nine months of 1997. Income tax payments were $209,000 for the first nine months of 1996.

1997 STOCK REPURCHASE PROGRAM

In April 1997, the Company's Board of Directors adopted a program to repurchase from time to time at management's discretion up to 1,000,000 shares of the Company's common stock on the open market during the 12-month period ending April 30, 1998 at prevailing market prices. Repurchases were made under the program using the Company's cash resources.

                        NETWORK COMPUTING DEVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Shares repurchased are available for the issuance under the Company's stock plans and for other corporate purposes. In the third quarter of 1997, a total of 708,500 shares were repurchased at prices ranging from $8.38 to $12.00 per share for a total purchase price of $7.3 million. Through September 30, 1997, the repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $8.38 to $12.00 per share for a total purchase price of $10.7 million.

In November 1997, the Company's Board of Directors adopted an additional program to repurchase from time to time at management's discretion up to 1,000,000 shares of the Company's common stock on the open market during the 12 month period ending October 31, 1998 at prevailing market prices.

MAJOR CUSTOMERS AND RELATED ACCOUNTS RECEIVABLE

International Business Machines Corporation ("IBM") accounted for approximately 33% and 25% of the Company's revenues for the third quarter and first nine months of 1997, respectively. At September 30, 1997, related accounts receivable due from IBM were approximately $5.2 million, or 29% of the total accounts receivable balance.

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

The Company provides network computer hardware and software that delivers high-performance, easy-to-manage, simultaneous access to any application on an enterprise network from any desktop. The Company's product lines include the EXPLORA and HMX families of Universal Network Computers, WINCENTER PRO-TM-multi-user WINDOWS NT-Registered Trademark- application server software, and PC-XWARE-Registered Trademark- network computer software for PCs.

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

In June 1996, the Company announced an agreement with International Business Machines Corporation ("IBM") for the joint development of a network application terminal for resale by IBM. In November 1997, the agreement (the "IBM Agreement") was amended to include a renewal through December 31, 2000. Under the IBM Agreement as amended, IBM agreed to fund a portion of the Company's development efforts through the first quarter of 1998. The IBM Agreement as amended further provides for IBM to purchase a substantial portion of its requirements for such products from the Company during 1997 through December 31, 2000. In March 1997, IBM commenced shipping production versions of such products. However, the volume of sales to IBM under the IBM Agreement may be difficult to predict. See below under "Future Performance and Risk Factors --Fluctuations in Operating Results."

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

                        NETWORK COMPUTING DEVICES, INC.


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

In 1994, the Company began the development of MARINER, an Internet access and navigation tool which it intended to market to large enterprises, as well as to original equipment manufacturers ("OEMs") and VARs. In January 1995, the Company entered into a software development and licensing agreement with AT&T to develop a custom version of MARINER for AT&T (the "AT&T Agreement"). The AT&T Agreement provided for total minimum royalties of $15 million through 1998, and contemplated the development of additional Internet access products for license to AT&T. In September 1995, the AT&T Agreement was amended to terminate these provisions for additional product development and to provide instead that the Company would be paid fees totaling $9 million through 1996 for development work completed at the time of the amendment and for a license to evaluate the MARINER product. In 1995, the Company recognized license fees totaling $6.8 million under the AT&T Agreement and received $500,000 in fees for non-recurring engineering costs that offset research and development expenses. In 1995, the Company also recognized revenues of $300,000 from other customers related to the MARINER product line. In 1996 and the first nine months of 1997, the Company recognized license fees totaling $426,000 and $1.2 million, respectively. No additional related revenues will be recognized in the future. In light of the Company's inability to develop a long-term relationship with AT&T, as well as other changes in the Internet market, including the development of intense price competition among vendors of Internet access products, the Company determined in late 1995 to sell the MARINER product line and focus its attention on its core business of providing desktop information access solutions for network computing environments. In February 1996, the Company sold the MARINER product line to FTP Software, Inc. ("FTP") for $9.8 million. The Company paid FTP a one-time license fee of $2.5 million for the right to incorporate MARINER technology into future versions of the Company's hardware and software products. The net gain recognized on this transaction was $7.0 million.

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

TOTAL NET REVENUES

Total net revenues were $34.6 million and $28.0 million for the third quarters of 1997 and 1996, respectively, representing an increase of 24%, and $100.1 million and $87.7 million for the first nine months of 1997 and 1996, respectively, representing an increase of 14%. Total international revenues were 34% and 32% of total net revenues for the third quarters of 1997 and 1996, respectively, and 33% and 32% for the first nine months of 1997 and 1996, respectively. International revenues excluding revenues related to the IBM Agreement were 28% and 29% for the third quarter and first nine months of 1997, down from 32% for the same periods of 1996. There were no international IBM revenues recognized in the third quarter and first nine months of 1996. Revenues under the IBM Agreement accounted for approximately 33% and 25% of the Company's revenues for the third quarter and first nine months of 1997, respectively. No single customer accounted for greater than 10% of the Company's revenues in the same periods of 1996.

                        NETWORK COMPUTING DEVICES, INC.


HARDWARE REVENUES

Hardware revenues consist primarily of revenues from the sale of network computers, related hardware, and to a lesser extent, fees for related service activities. Hardware revenues were $26.5 million and $22.6 million for the third quarters of 1997 and 1996, respectively, and $76.3 million and $69.7 million for the first nine months of 1997 and 1996, respectively. The increases in revenues were due to increased unit volume shipments, including revenues from IBM related to the IBM Agreement, partially offset by lower average selling prices.

SOFTWARE REVENUES

Software revenues consist primarily of revenues from the licensing of software products and related support services. Current software products that are generating revenue include WINCENTER, the Company's multi-user WINDOWS NT application server software, PC-XWARE, the Company's network computer software for PCs, and NCDWARE-Registered Trademark-, the Company's proprietary network computer software. Revenues from software and related services were $8.1 million and $5.3 million for the third quarters of 1997 and 1996, respectively, and $23.7 million and $18.0 million for the first nine months of 1997 and 1996, respectively. The increase in the software revenues resulted primarily from higher sales of WINCENTER and the related support revenues. This increase was offset in part for the first nine months by declines in revenues related to PC-XWARE and the absence of revenues related to the former Z-MAIL product line, which was sold during the second quarter of 1996. Revenues related to the former Z-MAIL product line of $1.1 million had been recognized in the first nine months of 1996, while no such revenues were recognized during the first nine months of 1997. In addition, revenues related to the AT&T Agreement of $166,000 were recognized in the third quarter of 1997 while no such revenues were recognized in the third quarter of 1996. Revenues related to the AT&T Agreement of $1.2 million were recognized in the first nine months of 1997 compared to $426,000 in the first nine months of 1996. No additional revenues related to the AT&T Agreement will be recognized in the future.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin percentages on hardware revenues were 26% and 34% for the third quarters of 1997 and 1996, respectively, and 30% and 20% for the first nine months of 1997 and 1996, respectively. The decrease in margin for the third quarter was primarily related to sale of IBM network computers which have lower margins than other NCD product lines. The dramatic increase in margin in the first nine months of 1997 compared to the same period in 1996 is primarily due to a charge of approximately $3.0 million incurred in the second quarter of 1996 to reduce the value of certain inventories to market price. Also benefiting margin percentages in 1997 were declines in material costs, reflecting declines in the cost of certain semiconductor and other components. In addition, the Company benefited from certain reduced component prices related to volume purchase discounts in association with the IBM Agreement during the third quarter and first nine months of 1997 while no such purchasing benefits were realized in the same periods of 1996. The Company currently anticipates that the mix of hardware OEM revenues as a component of total hardware revenues will continue to rise. In addition, the Company plans to increase the mix of revenues generated through indirect channels. The anticipated changes in the mix of revenues by sales channel are likely to result in overall reduced gross margin percentages on hardware revenues in future periods.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin percentages on software revenues were 68% and 66% for the third quarters of 1997 and 1996, respectively, and 70% and 67% for the first nine months of 1997 and 1996, respectively. The increase in the gross margin percentage for the third quarter of 1997 was primarily due to increased support revenues related to the WINCENTER product line. This was offset slightly by a higher mix of WINCENTER revenues in 1997, which carry a lower margin due to higher third-party royalty costs. The gross margin percentage for the first nine months of 1997 increased from the same period of 1996 due to increased sales of high margin WINCENTER software support and from increased AT&T revenues recognized in 1997 of $1.2 compared to $426,000 in 1996, partially offset by reduced margin from increased WINCENTER sales and the absence of sales of higher margin Z-MAIL products and the reduction of PC-XWARE sales. Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. The costs associated with such royalties increased substantially during 1996, and will continue to be a significant component of total software cost of sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $3.7 million and $3.2 million for the third quarters of 1997 and 1996, respectively, and $10.7 million and $11.3 million for the first nine months of 1997 and 1996, respectively. Increases in the

                        NETWORK COMPUTING DEVICES, INC.


third quarter of 1997 are primarily due to increased investment in research and development in the area of network computing products. This increase is partially offset for the first nine months of 1997 by the absence of R&D expenses related to the MARINER and Z-MAIL product lines while spending on such product line development was a significant component of R&D expenses during the same period of 1996. As a percentage of net revenues, R&D expenses were 11% for the third quarters of 1997 and 1996, and 11% and 13% for the first nine months of 1997 and 1996, respectively. The Company plans to maintain its current level of investment in research and development in the area of network computing products through 1997.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $7.4 million and $6.2 million for the third quarters of 1997 and 1996, respectively, and $22.7 million and $25.1 million for the first nine months of 1997 and 1996, respectively. The increase in the third quarter 1997 expenses primarily relates to increased headcount necessary for increased sales. The decreases in the first nine months of 1997 reflects lower labor and other employee-related expenses due to decreased headcount from the sale of the Z-MAIL and MARINER product lines.
 The Company also experienced increased efficiencies in these areas resulting from the reconsolidation of the Company's remaining business units, which commenced in June of 1996. As a percentage of net revenues, marketing and selling expenses were 21% and 22% for the third quarters of 1997 and 1996, respectively, and 23% and 29% for the first nine months of 1997 and 1996, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $1.7 million and $2.2 million for the third quarters of 1997 and 1996, respectively, and $5.1 million and $8.3 million for the first nine months of 1997 and 1996, respectively. The decreases were primarily related to cost containment measures implemented by new senior management, including reductions in legal costs and outside consulting fees and the reconsolidation of separate business units into a single operating entity. G&A expenses for the third quarter and first nine months of 1996 included increased expense related to both the severance costs associated with the elimination of certain positions within the Company and to increased personnel costs that resulted from the division of the Systems and Software businesses into separate business units.
 As a percentage of net revenues, G&A expenses were 5% and 8% for the third quarters of 1997 and 1996, respectively, and 5% and 9% for the first nine months of 1997 and 1996, respectively.

CREDIT ON LITIGATION SETTLEMENT

A credit of $147,000 was recognized in the third quarter of 1997, reflecting the remainder of the $1.1 million dollar accrual that was made in the fourth quarter of 1996 to account for legal costs to settle all pending litigation associated with the shareholder lawsuit. No further charges related to such settlement will be incurred in the future.

INTEREST INCOME

Interest income, net of interest expense, was $435,000 and $343,000 for the third quarters of 1997 and 1996, respectively, and $1.5 million and $1.2 for the first nine months of 1997 and 1996, respectively. The increase was primarily due to higher average balances in interest-bearing accounts.

OTHER INCOME

Other income for the first nine months of 1997 includes the receipt of insurance proceeds for certain legal expenses incurred in association with securities litigation costs.

GAIN ON SALE OF PRODUCT LINES

The gain on the sale of product lines for the first nine months of 1996 represents the net gain recognized on the sale of the Company's MARINER product line in February 1996, offset slightly by the net loss on the sale of Z-MAIL in June 1996.

INCOME TAXES AND INCOME TAX BENEFIT

The Company recognized an income tax provision of $30,000, $13,000 and $1.1 million for the third quarters of 1997 and 1996 and the first nine months of 1997, respectively, and an income tax benefit of $4.2 million for the first nine months of 1996.

                        NETWORK COMPUTING DEVICES, INC.


FINANCIAL CONDITION

Total assets as of September 30, 1997 decreased by $2.1 million, or 2%, from December 31, 1996. The change in total assets reflected decreases in refundable and deferred income tax assets of $3.9 million and in accounts receivable of $3.5 million, partially offset by a $4.9 million increase in inventory and a $1.7 million increase in cash and short-term investments. The decrease in refundable and deferred income tax assets was primarily related to income tax refunds received, while the decrease in accounts receivable was primarily related to increased collections. The increase in inventory was primarily related to lower than budgeted sales volumes, while the increase in cash and short-term investments was related to increased collections, income tax refunds received and increased accounts payable, partially offset by repurchases of the Company's common stock.

Total liabilities as of September 30, 1997 increased by $5.3 million, or 29%, from December 31, 1996. This increase was primarily due to an increase of $5.0 million in accounts payable which was primarily related to increased inventory receipts.

CAPITAL REQUIREMENTS

Capital spending requirements for the remainder of 1997 are estimated at approximately $1.0 million, and at September 30, 1997, the Company had commitments for capital expenditures of approximately $500,000, primarily related to manufacturing tooling and information technology.

LIQUIDITY

In April 1997, the Company's Board of Directors adopted a program to repurchase from time to time at management's discretion up to 1,000,000 shares of the Company's common stock on the open market during the 12-month period ending April 30, 1998 at prevailing market prices. Repurchases were made under the program using the Company's cash resources. Shares repurchased are available for the issuance under the Company's stock plans and for other corporate purposes. In the third quarter of 1997, a total of 708,500 shares were repurchased at prices ranging from $8.38 to $12.00 per share for a total purchase price of $7.3 million. Through September 30, 1997, the repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $8.38 to $12.00 per share for a total purchase price of $10.7 million.

In November 1997, the Company's Board of Directors adopted an additional program to repurchase from time to time at management's discretion up to 1,000,000 shares of the Company's common stock on the open market during the 12 month period ending October 31, 1998 at prevailing market prices.

As of September 30, 1997, the Company had combined cash and equivalents and short-term investments totaling $37.4 million, with no significant debt. The Company believes that its existing sources of liquidity, including cash generated from operations, will be sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

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

                        NETWORK COMPUTING DEVICES, INC.


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

                        NETWORK COMPUTING DEVICES, INC.


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

                        NETWORK COMPUTING DEVICES, INC.


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


                             PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

     Exhibit 11.1     Statement Regarding Computation of Shares Used in Income
                      (Loss) Per Share Computations.

     Exhibit 27       Financial Data Schedule.

(b) The Company filed a report on Form 8-K on August 12, 1997 which reported, under Item 5, the distribution to its shareholders of rights to repurchase 1/100 share of Series A Participating Preferred Stock, no par value, under terms and conditions set forth in a Rights Agreement dated
     August 12, 1997 between the Company and ChaseMellon Shareholder
     Services, L.L.C.

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



                                   Network Computing Devices, Inc.
                                   (Registrant)

Date:  November 6, 1997

                                   By:  /s/ Rudolph G. Morin
                                      ---------------------------------------
                                        Rudolph G. Morin
                                        Executive Vice President, Operations
                                        & Finance and Chief Financial Officer
                                        (Duly Authorized and Principal
                                        Financial and Accounting Officer)