Form 10-K405
period 1997-12-31
NETWORK COMPUTING DEVICES INC
filed 1998-03-31
CIK 886138

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           _________________________

                                   FORM 10-K

    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1997

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

                                (650) 694-0650
             (Registrant's telephone number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1998, as reported on the Nasdaq National Market, was approximately $194,268,021. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1998, 16,354,169 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of Network Computing Devices, Inc. (the "Proxy Statement") scheduled to be held on June 3, 1998, are incorporated by reference in Part III of this Report on Form 10-K.

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

ITEM 1.  BUSINESS.

GENERAL

The Company provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage access to any application from thin client, UNIX and PC desktops. The Company's product lines include the NCD EXPLORA and family of thin clients, NCD WINCENTER PRO-TM- multi-user WINDOWS NT-Registered Trademark- application server software, and NCD PC-XWARE-Registered Trademark- software that delivers PC access to UNIX and multi-user WINDOWS NT PCs. The Company's thin client computing products provide businesses and other enterprises with an open systems approach to thin client computing based on the Company's Network Computing Architecture ("NCA").
 The Company's thin clients offer graphical multi-window interfaces for users in various operating system environments using industry-standard communication protocols. They provide a cost-effective, high-performance alternative to networked workstations and personal computers and offer significant performance advantages over "dumb" terminals used in traditional mainframe or minicomputer-based systems, particularly with respect to windowing and graphics capabilities. Since introducing its first product in 1989, the Company has shipped over 500,000 thin clients to customers worldwide. With Microsoft's Windows Terminal Server software and new, lower-priced higher-performance thin clients, the Company now offers thin client computing systems that provide users access to a broad range of applications and services, including Microsoft applications.

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

As the 1990s approached, a new computing environment evolved: "thin client computing" combines the cost-effectiveness, manageability and security of the original centralized model with the performance, GUIs and network accessibility of the later distributed model.

The key technology behind the original development of the thin client computing approach was the X Window System, or X, a graphical windowing system. X software runs over a TCP/IP (Transmission Control Protocol/Internet Protocol) network that allows full use of thin client computing resources. Unlike operating systems designed for stand-alone personal computers, X is an open system, not tied to any particular hardware or operating system, allowing the development of applications that can run on multi-vendor products on a common network. This multi-vendor capability is possible because the X architecture separates windowing into two distinct parts: the graphical display function on the user's desk; and the computing function, which executes the applications, at shared "compute servers" (personal computers, workstations, or larger computers) anywhere on the network. This model, which the Company refers to as NCA, addresses both the individual's need for an advanced GUI and the organization's need for reduced system management overhead and better utilization of computing resources. Users of thin client computing systems can simultaneously access multiple applications running on separate compute servers on the network, and view and manipulate these applications in separate windows on their screens. Thin client computing systems also allow the organization to keep up with advances in computing technologies while protecting existing equipment investments. Rather than replacing every desktop system when the industry attains new price/performance points, the organization can simply add new computing resources to the network; the desktop devices stay in place.

Although X-based network computing systems have been deployed in a wide range of network environments, particularly in UNIX and other large computer-based applications, these systems require the availability of X protocol support from the vendors of host operating systems software and application software developers. Until the mid-1990's, the absence of support by Microsoft Corporation ("Microsoft"), combined with the proliferation of off-the-shelf Windows-based application software, constituted an obstacle to the expansion of the thin client computing model into Windows-based environments.

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

With the continuing proliferation of increasingly powerful and low-cost PCs in large organizations, the Company identified a demand for software products to enable DOS-based and Windows-based PCs to emulate X terminals for use in predominantly UNIX environments. In order to address this market, the Company, in 1992, acquired Graphic Software Systems, a pioneer in the development of PC X software. In 1993, the Company introduced PC-XWARE, its initial PC-UNIX integration software product. PC-XWARE is based on the Company's NCDWARE X terminal software and provides network connectivity using an NCD-developed TCP/IP software stack. NCD now offers versions of PC-XWARE for WINDOWS 3.1, WINDOWS 95-Registered Trademark- and WINDOWS NT users.

In an effort to enhance its position in the information access market, the Company, in February 1994, acquired Z-Code Software Corp. ("Z-Code"), a developer of electronic mail and messaging application products for multivendor open system environments. Following the Z-Code acquisition, the Company developed and introduced e-mail products, including Z-MAIL-Registered Trademark- for Windows and Macintosh operating systems. However, due to insufficient operating results, intensifying competition in this market and other factors, the Company sold its Z-MAIL product line during June 1996.

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

TERMINAL REPLACEMENT. A principal market for X-based thin clients is replacement of the installed base of approximately 25 million ASCII and 3270 terminals. Many commercial users in transaction processing applications are upgrading their centralized systems in order to obtain the productivity advantages of GUIs and windowing and the flexibility of "open" systems based on industry-standard operating systems such as UNIX. The Company's NCA provides these users with a three-tiered X-based network computing environment in which: (1) existing applications and corporate-wide databases remain on the central mainframe or minicomputer; (2) departmental-level applications are run on RISC-based UNIX compute servers; and (3) thin clients on each user's desk provide simultaneous access to applications and data on the mainframe, minicomputers and compute servers.

WORKSTATION ENVIRONMENTS. Many of the early buyers of X terminals were also early users of workstation technology and viewed X-based thin clients primarily as a low-cost alternative for expanding their workstation networks.
 In these environments, X terminals can access the excess processing power of existing workstations, supplying users with a GUI at a considerably lower cost than a workstation with equivalent display characteristics. Thus, organizations can provide windowing and graphics for uses that previously could not justify the cost of a full workstation. Many users of X terminals in UNIX and VMS workstation or minicomputer environments have developed an optimized configuration of workstations and X terminals. In these environments, rather than providing some users with workstations and others with X terminals, every user is given an X terminal, and compute servers based on high-performance workstations (without monitors) are shared among all users. The organization thereby realizes cost advantages by centralizing processing, memory and disk requirements into fewer, high-performance servers.

PERSONAL COMPUTER ENVIRONMENTS. Until recently, users of X terminals in predominantly UNIX-based environments who needed access to DOS or Windows applications could access these applications using an X terminal running on a Windows emulation system on a compute server. Although these emulation systems met the needs of the occasional user of these applications, a more robust, high performance means of executing Windows applications in large UNIX-based network environments has become an increasing market requirement over the past several years. The recent introductions of the Company's NCD WINCENTER Windows application server software, running on Pentium-based server hardware, and the Company's new, lower-priced NCD EXPLORA thin clients, were intended to address this requirement. In addition, NCD WINCENTER software and NCD EXPLORA thin clients are now being marketed to users of Windows who recognize the benefit of the network computing model.

INTRANET ENVIRONMENTS. With the popularization of the Internet and the availability of low cost Internet software and authoring tools, many companies are utilizing Internet protocols for internal electronic communications systems. These systems are being used to facilitate employee collaboration and distribute company information in an easy to manage, low cost manner. NCD thin clients are being used as a means of providing low cost, easy maintenance access to corporate intranets. Many of the software systems used to implement corporate intranets, including Worldwide Web ("WWW") browsers, WWW servers, e-mail clients, e-mail servers and database servers, can run on NCD WINCENTER and can be accessed from NCD thin clients and other X-capable devices such as a UNIX workstation, a competing brand of X terminal, or a personal computer with X display server software.

SOFTWARE PRODUCTS

PC CONNECTIVITY SOFTWARE. Personal computer users who wish to obtain access to UNIX or VMS applications, but who also desire to maintain local DOS or Windows application processing, are potential customers for the Company's PC-XWARE software. A PC running X Window System software can match the performance of a low-end X-based thin client, and can be useful for PC users who need less frequent access to thin client computing resources.

WINDOWS SERVER SOFTWARE. Users of thin clients, UNIX workstations and older PCs who want to run the latest Windows applications on their existing hardware, comprise the target market for NCD WINCENTER, the Company's Windows application server software. This product is an enterprise-oriented solution designed to accommodate growth in large, heterogeneous computing environments.

PRODUCTS

THIN CLIENT SYSTEMS

The Company offers a broad line of thin client products that provide businesses and other enterprises with an open systems approach to network computing based on the Company's Network Computing Architecture. The Company's thin client systems include NCD EXPLORA desktop devices, NCDWARE operating system software and NCD WINCENTER, the Company's Windows application server software.

THIN CLIENTS.   The Company's thin client products are desktop devices that are used to access information and applications residing on compute servers on a local area or wide area network. The Company's thin clients offer graphical multi-window interfaces for users in various operating system environments. Thin clients provide a cost-effective high-performance alternative to network workstations and personal computers. Although the Company's initial X-based thin clients (referred to as "X terminals") were used primarily in UNIX and other large computer-based environments, the recent introduction of multi-user versions of the WINDOWS NT operating system and the Company's NCD WINCENTER Windows application server software allows thin clients to be used in network environments including environments using Windows application software.

The Company's thin clients product line includes models with various screen sizes and a range of software extensions and network interfaces. Hardware platforms are based on different microprocessors, addressing a wide range of price/performance requirements. Custom ASICs used in the design of most of the Company's products help reduce the cost of connection logic and provide hardware acceleration for certain graphics functions. NCD's thin clients feature single-board electronics and incorporate current ergonomic standards in monitor technology. NCD's thin clients come with a full line of peripherals, including mouse and several keyboard options.

The Company's NCD EXPLORA 700 and NCD HMXPRO24 products are high-performance network computers that are targeted at the UNIX workstation market and customers with Java requirements. The NCD HMXPRO24 supports up to 24-bit color and up to 1600-by-1200 pixel screen resolution on 15, 17, 19 and 21-inch monitors. Suggested list prices start at $1,695 for the NCD EXPLORA 700 and $2,895 for the NCD HMXPRO24.

The NCD EXPLORA 400 and the NCD EXPLORA 450 are the Company's low-end thin client products. The target markets for these products include the legacy desktop replacement market (when sold in conjunction with NCD WINCENTER), the terminal replacement market and the intranet market. The NCD EXPLORA is based on the 32-bit PowerPC RISC processor. The NCD EXPLORA 400 Series can accommodate up to 128 megabytes of memory. Display resolution is adjustable from 640-by-480 to 1280-by-1024 pixel screen resolution, with 15, 17, 19 and 21-inch monitors available. The NCD EXPLORA 400 and the NCD EXPLORA 450 thin clients are packaged in a compact and attractive space saving case that is extremely quiet due to the lack of a noise-producing fan, as well as in a monitor support package that fits nicely underneath the monitor. Suggested list prices for the NCD EXPLORA family currently range from $695 to $940.

NCDWARE. The Company's thin clients run NCDWARE, NCD's proprietary operating system. NCDWARE incorporates extensive enhancements to the basic X server software to improve performance, system manageability and robustness. A key aspect of NCDWARE is its capability to support both X and Citrix Systems' ICA protocols. NCDWARE supports a wide variety of communications protocols.
NCDWARE provides Network Audio System for audio applications, capability for running local window managers and local terminal emulation sessions and network management capability.

NCD WINCENTER.   NCD WINCENTER PRO is Windows application server software that runs on Intel-based computers, typically Pentium-class systems. NCD WINCENTER includes Microsoft NT as the base operating system and WINFRAME, Microsoft-authorized multi-user software that the Company licenses from Citrix Systems, Inc. ("Citrix"). See "Proprietary Rights and Licenses." NCD WINCENTER also includes NCD-developed graphics and network features that make NCD WINCENTER compatible with the X Window protocol supported by NCD thin clients and UNIX workstations. NCD WINCENTER allows a single server to provide Windows applications to many users simultaneously. NCD WINCENTER is compatible with off-the-shelf applications software for WINDOWS 3.1, WINDOWS 95 and WINDOWS NT and can typically serve up to 50 users, depending upon server performance, applications and usage. NCD WINCENTER can be used to add Windows applications to existing UNIX network environments, to create multi-user Windows systems, or to implement intranets within enterprises. Users can access NCD WINCENTER from any NCD thin client (including older model X terminals), competing brands of X terminals, UNIX and VAX workstations that support X Windows and personal computers with X display server software. Suggested list prices for NCD WINCENTER start at $459 per user with a five-user minimum.

PC CONNECTIVITY PRODUCTS

NCD MARATHON.   NCD MARATHON is a suite of TCP/IP products for Windows-based personal computers. NCD MARATHON includes important networking functionality that is not currently available from Microsoft, including graphical client and server support, Network File System (NFS) client and server support and multiple terminal emulation modes. Versions of NCD MARATHON are available for WINDOWS 3.1, WINDOWS 95 and WINDOWS NT. The WINDOWS 3.1 version includes the Company's proprietary TCP/IP stack as well as a dialer for remote TCP/IP applications. Suggested list prices start at $195.

NCD PC-XWARE.   NCD PC-XWARE is a family of PC X server software products for
Windows PCs that provide connectivity to X Windows applications running on UNIX and other multi-user host systems. There are versions of NCD PC-XWARE for WINDOWS 3.1, WINDOWS 95 and WINDOWS NT. NCD PC-XWARE includes all the basic capabilities of MARATHON and adds high performance X server software. NCD PC-XWARE is based on the Company's NCDWARE network computing software and offers many of the same local application and network management features. NCD PC-XWARE also allows personal computer users to access application software running on the Company's NCD WINCENTER application server. Suggested list prices start at $395.

PRODUCT DEVELOPMENT

The Company believes that its ability to maintain its position as a major supplier of thin client solutions and expand the market for this style of computing and information access products will depend in large part upon its ability to enhance its existing line of thin client and software products, and to continue developing new hardware and software products that incorporate the latest improvements in technology. Accordingly, the Company is committed to investing significant resources in software and hardware development activities.

The Company's current research and development programs include:

     - Server and client side emulation products for thin clients and multi-user Windows NT environments;
     - A new Intel Pentium-Registered Trademark- based lean client for Windows applications access in the terminal replacement market;
     - Enhanced NCD PC-XWARE for Windows 98;
     - French, German and Spanish versions of NCD WINCENTER; and
     - Advanced terminal platform concepts considering increased levels of logic integration.

There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Performance and Risk Factors -- New Product Development and Timely Introduction of New and Enhanced Products."

During 1997, 1996 and 1995, the Company's research and development expenditures were $14,179,000, $14,930,000 and $13,119,000, respectively.

THE FOREGOING DISCUSSION CONCERNING THE COMPANY'S PRODUCT DEVELOPMENT PROGRAM INCLUDES FORWARD-LOOKING STATEMENTS. ACTUAL PRODUCT DEVELOPMENT RESULTS MAY DIFFER SUBSTANTIALLY DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FUTURE PERFORMANCE AND RISK FACTORS."

MARKETING AND SALES

The principal objectives of the Company's marketing strategy are to increase awareness of the benefits of network oriented computing, maintain the Company's position as a recognized leader in the thin client industry and differentiate the Company's hardware and software products from competing products. The Company's marketing activities include participation in trade shows, conferences and seminars, advertising and press relations with leading trade publications, publication of technical articles and a telemarketing program.

In addition, the Company is increasing its focus on the use of value-added resellers and the OEM channel of distribution; marketing programs are being put in place to train and support the indirect channel.

Much of the Company's work is done in cooperation with major strategic partners, such as IBM, Microsoft, Intel and Citrix. The Company's marketing team is responsible for strategies and joint programs with these companies who are very important to our success.

The Company regards its technical support and system engineering personnel as an integral part of its marketing strategy because of the technical nature of the sales process and the strategic change that thin client computing represents to our customers. These personnel participate directly in the sales cycle by educating prospective customers on the advantage of network computing and assisting in system planning, configuration and the integration of thin clients into the information technology strategies of our customers.

The Company has moved away from a direct domestic sales model towards the use of resellers, distributors and systems integrators, as well as OEMs. Substantially all of the Company's international sales are delivered through the indirect channel. Besides the U.S. organization, the Company has established subsidiaries in Australia, France, the United Kingdom, Germany and Sweden, which provide sales and technical support to the Company's distributors in those regions.

NCD's direct sales force has been retrained and their compensation base changed to encourage them to work through the indirect channel. These highly skilled technical sales specialists will manage the channel in their geographic territory and assist their partners in building their business.

International sales, including sales to foreign OEM customers, represented approximately 34%, 33% and 33% of the Company's net revenues during 1997, 1996 and 1995, respectively. International sales may be subject to government controls and other risks, including export licenses, federal restrictions on the export of critical technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors.

The Company also sells its PC connectivity software products through an internal telesales team that fulfills orders through the indirect channel.

The Company also sells its products to OEMs who combine the Company's products with computers and peripherals, add application software and sell complete computer systems to end-users. OEM sales represented approximately 26%, 15% and 15% of the Company's revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

IBM accounted for 26% of the Company's net revenues in 1997. No single customer of the Company accounted for more than 10% of the Company's net revenues during 1996 and 1995.

SERVICE AND SUPPORT

The Company believes that its ability to provide service and support is and will continue to be an important element in the marketing of its products. The Company maintains in-house repair facilities and also provides telephone and electronic mail access to its technical support staff. The Company's technical support engineers not only provide assistance in diagnosing problems but work closely with customers to address system integration issues and to assist customers in increasing the efficiency and productivity of their systems. The Company provides system level software support through its factory-based technical maintenance organization and field system engineers, and also offers software update services that allow customers to purchase subsequent releases of its software products. Eurographics Industries Ltd., a leading European service organization, provides certain repair services for the Company's European distributors and OEM customers.

COMPETITION

The desktop computer and information access markets are characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations, and software developers.

The Company is a major supplier of thin client computing systems and products. Competitive X-based network computing products are offered by a number of established computer manufacturers which have substantially greater name recognition, engineering, manufacturing and marketing capabilities and greater financial resources than those available to the Company. The Company also competes with a number of other manufacturers of network computing products, including Tektronix, Inc. ("Tektronix") and Wyse Technology, Inc. ("Wyse"). The Company believes that the principal competitive factors among thin client suppliers include price, breadth of product line, product performance, software features, network expertise, service and support, and market presence. Price competition is particularly intense among suppliers of lower-priced, lower-margin thin clients such as the Company's NCD EXPLORA 400 and NCD EXPLORA 450 models. Workstation manufacturers who offer thin client products, may have advantages over independent thin client vendors, including the Company, based on their ability to "bundle" their network computers, workstations and personal computers in certain large system sales.

The Company and other manufacturers of thin clients also face significant competition from established computer manufacturers whose personal computer and workstation products offer alternatives to thin clients for most applications. In the high-performance, technical segment of the desktop computer market, thin clients compete with workstation networks offered by such manufacturers as HP, Digital Equipment Corporation ("DEC"), IBM and Sun Microsystems, Inc. Because thin client computing does not require application processing capability on every desktop, thin client computing systems compete favorably on a price/performance basis with workstation networks and offer cost advantages in initial system installation, as well as subsequent system upgrading and administration. However, the significant market presence and reputation of the larger workstation manufacturers, and customer perceptions regarding their need for desktop application processing capability, constitute obstacles to the penetration of this market segment by thin client manufacturers.

At the low end of the commercial segment of the computer market, the Company competes with suppliers of lower cost ASCII and 3270 terminals. These products do not offer the graphics and windowing capabilities offered by NCD's thin client systems, but are still appealing to certain price sensitive customers. Moreover, PC networks offer an alternate means of upgrading from ASCII and 3270 terminal systems in many commercial applications.

The introduction of the Company's NCD WINCENTER multi-user Windows application server software and lower-priced NCD EXPLORA thin clients allowed the Company to offer thin client computing systems that provide access to Windows applications. Other network computing companies, including Tektronix and Wyse, currently offer systems competitive with the Company's, but only Tektronix offers multi-user Windows NT server software similar to the Company's. Moreover, a number of other companies are offering, or have announced their intention to offer, network computing products and systems based on other technologies. There can be no assurance that the Company's new thin client products will compete successfully with competitive network computing products or that the thin client computing model will be widely adopted in the rapidly evolving Windows market.

The Company also sells its NCD WINCENTER multi-user Windows application server software on a stand-alone basis to customers who wish to configure thin client computing systems using desktop devices offered by other manufacturers. The Company is experiencing intense competition in this new and rapidly evolving market from vendors who have introduced competitive products. These competitors include a product from Tektronix which is also based on software provided by Citrix which makes a multi-user product out of WINDOWS NT software. The Company believes that the principal competitive factors in this new market include price, performance, features, network compatibility and support.

Competition in the thin client computing market has intensified over the past several years, resulting in price reductions, reduced profit margins and increased efforts to maintain market share, which have adversely affected the Company's operating results. In addition, intense competition from alternative desktop computing products, particularly personal computers, has slowed the growth of the thin client computing market. The Company expects this intense competition to continue. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases.

NCD PC-XWARE software products face direct competition from several software companies that offer similar products, including Hummingbird Communications, Ltd., a Canadian company, Visionware, a subsidiary of The Santa Cruz Operation, Inc., NetManage, Inc., FTP Software, Inc. and Walker, Ritchie, Quinn, a privately-held company. In addition, several large system companies, including DEC and IBM, offer PC X server software.

MANUFACTURING AND SUPPLIES

The Company conducts certain thin client production activities at its Mountain View, California facility. These operations consist primarily of final assembly and configuration, testing and quality control of material, components, sub-assemblies and systems. The Company utilizes a manufacturing control system which includes purchasing, inventory control and cost accounting functions. The Company tests each thin client in a network environment using a Company-developed, computer integrated manufacturing ("CIM") system. In addition, the Company employs a statistical process control system ("SPC") and conducts regular on-site inspections at its vendors' facilities to maintain quality control.

The Company relies largely on one independent contractor for the sub-assembly of the Company's thin client products. The Company's reliance on independent contractors limits its control over delivery schedules, quality assurance and product costs. In addition, a number of the Company's independent suppliers are located abroad. The Company's reliance on foreign suppliers also subjects the Company to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. The Company currently obtains substantially all of the sub-assemblies used for its thin client products (consisting of all major components except monitors and cables) from a single supplier located in Thailand. Any significant interruption in the supply of sub-assemblies from this contractor would have a material adverse effect on the Company's business and operating results. Disruptions in the provision of components by the Company's other suppliers, or other events that would require the Company to seek alternate sources of supply, could also lead to supply constraints or delays in delivery of the Company's products and adversely affect its operating results. The operations of certain of the Company's foreign suppliers were briefly disrupted during 1992 due to political instability in Thailand.

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

BACKLOG

The Company assembles its thin client products based upon its projections of near-term demand. Orders from large end-users and OEMs are generally placed by the customer on an as-needed basis, and products are typically shipped by the Company within 45 days after receipt of a firm purchase order. The Company does not generally have a significant backlog, and its backlog at any particular time, or fluctuations in backlog from time to time, may not be representative of actual sales for any succeeding period.

Because of the ease of manufacturing software products, the Company is able to effect the manufacture and shipment of these products quickly in response to customer orders without maintaining significant inventories, and, as a result, has historically had little, if any, backlog at any particular time. The Company does not, therefore, consider backlog for these products to be a significant measure of actual sales for any succeeding period.

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

Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. The costs associated with such royalties increased substantially during 1996, and are now a significant component of total software cost of sales. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Generally, such licenses grant to the Company non-exclusive, worldwide rights with respect to the subject technology and terminate only in the event of material breach.

In March 1996, the Company entered into a license agreement with Citrix pursuant to which the Company was granted the right to incorporate WINFRAME, Citrix's Microsoft-authorized multi-user software, into the Company's WINCENTER PRO Windows application server software and other related products. The Company is required to pay Citrix a per-copy royalty, subject to certain specified minimum royalty obligations. Under the license agreement, the Company was also granted an option to license additional software for bundling in future WINCENTER products in exchange for the payment of a one-time license fee. The license agreement has an initial term of two and one half years, subject to automatic renewal for successive one-year terms unless notice of nonrenewal is provided 60 days in advance by the Company or six months in advance by Citrix.

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

EMPLOYEES

As of December 31, 1997, the Company had 352 full-time employees, of whom 79 were primarily engaged in research and development, 54 in technical support, 113 in marketing and sales, 59 in manufacturing and 47 in administration and finance. None of the Company's employees is represented by a collective bargaining agent. The Company has experienced no work stoppages and believes that its employee relations are good.

Competition for employees in the computer and software industries is intense. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company, and their ages as of March 27, 1998:


     Name                Age            Position
     ----                ---            --------
Robert G. Gilbertson     56       President and Chief Executive Officer

Rudolph G. Morin         60       Executive Vice President, Operations &
                                  Finance and Chief Financial Officer

Cecil M. Dye             57       Senior Vice President, Worldwide Sales

Lorraine J. Hariton      44       Senior Vice President, Marketing and
                                  Business Development


Mr. Gilbertson has served as President and Chief Executive Officer of the Company since May 1996. Prior to joining the Company, Mr. Gilbertson served as Chairman of Avidia Systems, Inc., a manufacturer of ATM switching systems, and also as President and Chief Executive Officer of CMX Systems, Inc., a manufacturer of precision measurement and positioning products from 1993 to 1996. In 1994, CMX ranked No. 103 on the Inc. Magazine list of the 500 fastest growing privately held companies in the U.S. Prior thereto, he served as President and Chief Executive Officer of Data Switch Corporation, which was named turnaround company of the decade by CFO Magazine. Mr. Gilbertson holds an MBA from the University of Chicago, served as Chairman of the Board of the American Electronics Association, and was a member of the faculty of Harvard Business School for five years.

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

ITEM 2.  PROPERTIES.

The Company's principal administrative, marketing, manufacturing and research and development operations are located in adjacent buildings in Mountain View, California. These facilities consist of approximately 178,000 square feet and are occupied under leases which expire between February 1999 and February 2003. Approximately 28,000 square feet in these facilities are currently being sublet to a third party. The annual gross rent for these facilities currently approximates $1,700,000. The Company's PC X software operations are located in a 30,000 square foot facility in Beaverton, Oregon, under a lease expiring in October 2000, with gross rent of approximately $246,000 for 1997. The Company also leases a 20,000 square foot facility in Novato, California, under a lease expiring in July 2001 which is currently being subleased to third parties. The Company believes that its existing facilities are adequate for its present requirements and that suitable additional space will be available as needed. The Company's field sales and service offices worldwide consist of leased office space totaling approximately 23,000 square feet, with current aggregate gross rents of approximately $767,000 for 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

MARKET PRICE DATA

The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "NCDI" since the Company's initial public offering in June 1992. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock on such market:

                                         High          Low
                                        -------       ------
1997:

     First Quarter                      $15.375       $9.375
     Second Quarter                      13.50         9.375
     Third Quarter                       11.875        8.25
     Fourth Quarter                      10.875        6.25

1996:

     First Quarter                      $ 8.00        $3.75
     Second Quarter                       7.00         2.9375
     Third Quarter                        6.1875       3.125
     Fourth Quarter                      10.75         6.25


The closing sale price for the Common Stock on February 27, 1998 was $12.625.

As of February 28, 1998, the Company had approximately 236 holders of record of its Common Stock and 16,354,169 shares of Common Stock were outstanding.

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

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                                                             Years Ended December 31,
                                                             1997           1996            1995          1994          1993
                                                      -----------    -----------     -----------   -----------   -----------
                                                                        (In Thousands, Except Per Share Data)
CONSOLIDATED STATEMENT OF  OPERATIONS DATA:
Net revenues                                             $133,400       $120,608       $139,328       $160,871      $144,265
Operating income (loss)                                     1,736        (17,241)        (7,657)       (15,507)       12,925
Income (loss) before income taxes and cumulative
   effect of accounting change                              3,831         (8,721)        (6,205)        (7,285)       13,758
Net income (loss)                                           2,681         (5,232)        (4,029)       (10,843)        9,241
Net income (loss) per share - basic                          0.16          (0.32)         (0.25)         (0.68)         0.59
Net income (loss) per share - diluted                        0.15          (0.32)         (0.25)         (0.68)         0.59

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments        $ 31,480       $ 35,671       $ 36,150       $ 31,220      $ 35,632
Working capital                                            53,811         60,981         57,470         62,802        67,481
Total assets                                               86,514         85,693         97,537        101,029        94,169
Capital lease obligations, less current portion               160            314            991          1,497         1,990
Total shareholders' equity                                 60,519         67,425         68,014         71,889        76,537


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

Network Computing Devices, Inc. provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage access to any application from thin client, UNIX and PC desktops. The Company's product lines include the NCD EXPLORA and family of thin clients, NCD WINCENTER PRO-TM- multi-user WINDOWS NT-Registered Trademark- application server software, and NCD PC-XWARE-Registered Trademark- software that delivers PC access to UNIX and multi-user WINDOWS NT PCs.

In January 1995, the Company entered into a software development and licensing agreement with AT&T to develop a custom version of MARINER for AT&T (the "AT&T Agreement"). The AT&T Agreement provided for total minimum royalties of $15 million through 1998, and contemplated the development of additional Internet access products for license to AT&T. In September 1995, the AT&T Agreement was amended to terminate these provisions for additional product development and to provide instead that the Company would be paid fees totaling $9 million through 1996 for development work completed at the time of the amendment and for a license to evaluate the MARINER product. In 1995, the Company recognized license fees totaling $6.8 million under the AT&T Agreement and received $500,000 in fees for non-recurring engineering costs that offset research and development expenses. In 1995, the Company also recognized revenues of $300,000 from other customers related to the MARINER product line. In light of the Company's inability to develop a long-term relationship with AT&T, as well as other changes in the Internet market, including the development of intense price competition among vendors of Internet access products, the Company determined in late 1995 to sell the MARINER product line and focus its attention on its core business of providing desktop information access solutions for thin client computing environments. In February 1996, the Company sold the MARINER product line to FTP Software, Inc. ("FTP") for $9.8 million. The Company paid FTP a one-time license fee of $2.5 million for the right to incorporate MARINER technology into future versions of the Company's hardware and software products. The net gain recognized on this transaction was $7.0 million.

During 1995, the Company took various actions to reorganize the two basic components of its business into two separate business units: the Systems business, consisting of the Company's thin client computing products and related software; and the Software business, consisting of its lines of PC connectivity software and, initially, its electronic messaging software and its MARINER Internet access software. In addition, the Company took steps to consolidate the management and sales organizations of the geographically separated segments of its Software business and reoriented its software sales strategy toward the increased use of distributors, value added resellers ("VARs") and other resellers.

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

In June 1996, the Company announced an agreement with International Business Machines Corporation ("IBM") for the joint development of a network application terminal for resale by IBM. In November 1997, the agreement (the "IBM Agreement") was amended to include a renewal through December 31, 2000. Under the IBM Agreement as amended, IBM agreed to fund a portion of the Company's development efforts through the first quarter of 1998. The IBM Agreement as amended further provides for IBM to purchase a substantial portion of its requirements for such products from the Company during 1997 through December 31, 2000. In March 1997, IBM commenced shipping production versions of such products. However, the volume of sales to IBM under the IBM Agreement may be difficult to predict. Notwithstanding the foregoing provisions, a material shortfall in IBM's orders from the quantity levels anticipated by the Company for any period will have a material adverse effect on the Company's operating results. See "Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations -- Future Performance and Risk Factors -- Fluctuations in Operating Results."

During 1997 the Company continued to implement cost and hiring controls initiated in the 1996 "turnaround" and was able to report four profitable quarters, despite short-falls in orders related to the Company's "thin client" systems. Assuming this trend will continue until the new Microsoft Windows-based software and systems are in the final stages of development, the Company anticipates lower revenues and a modest loss in the first half of 1998 and expects the ramp-up of orders to begin by the third quarter of 1998.

During the first quarter of 1998, the Company signed a three-year agreement with Intel Corporation under which the Company and Intel will collaborate to produce desktop devices based on guidelines for Lean Client systems outlined by Intel in December 1997. Under the terms of the non-exclusive agreement, the Company will develop a "reference platform design" that consists of Pentium-based lean client hardware integrated with software technology from both companies. Intel will supply the Company with Pentium microprocessors, associated logic components and related software. The Company will create, manufacture and market lean client systems and operating software.

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's consolidated statements of operations as a percentage of net revenues for the periods indicated. Figures are rounded to the nearest whole percentage, and line items presenting subtotal and total percentages may therefore differ, due to rounding, from the sum of the percentages for each line item.

                                                    Years Ended December 31,
                                                    ------------------------
                                                    1997      1996      1995
                                                   -----     -----     -----
Net revenues:
  Hardware products and services                      75%       79%       79%
  Software licenses and services                      25%       21%       21%
                                                   -----     -----     -----
     Total net revenues                              100%      100%      100%

Cost of revenues:
  Hardware products and services                      53%       60%       59%
  Software licenses and services                       7%        6%        3%
                                                   -----     -----     -----
     Total cost of revenues                           61%       67%       62%
                                                   -----     -----     -----
Gross profit                                          39%       33%       38%

Operating expenses:
  Research and development                            11%       12%        9%
  Marketing and selling                               23%       27%       25%
  General and administrative                           5%        9%        6%
  Charge (credit) for business restructuring          --       (1)%        3%
  Litigation settlement                              (0)%        1%       --
                                                   -----     -----     -----
     Total operating expenses                         38%       48%       43%
                                                   -----     -----     -----
Operating income (loss)                                1%     (14)%      (5)%

Non-operating income and gains, net                    2%       7 %        1%
                                                   -----     -----     -----
Income (loss) before income taxes                      3%      (7)%      (4)%

Provision for income taxes (income tax benefit)        1%      (3)%      (2)%

Net income  (loss)                                     2%      (4)%      (3)%
                                                   -----     -----     -----
                                                   -----     -----     -----

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

TOTAL NET REVENUES

Total net revenues for 1997 were $133.4 million, an increase of 11% from 1996 net revenues of $120.6 million. Net revenues for 1996 decreased by 13% compared to 1995 net revenues of $139.3 million. International revenues were 34% of total net revenues for 1997, representing a slight increase from 33% in 1996 and 1995. Sales to IBM accounted for 26% of revenues in 1997. No single customer of the Company accounted for more than 10% of the Company's net revenues during 1996 or 1995.

HARDWARE REVENUES

Hardware revenues consist primarily of revenues from the sale of thin client products, related hardware, and to a lesser extent, fees for related service activities. Hardware revenues were $100.6 million for 1997, an increase of 6% compared to revenues of $95.0 million in 1996. Hardware revenues for 1996 decreased 13% compared to revenues of $109.7 million in 1995. The increase in revenues in 1997 reflects the increased shipments related to the IBM Agreement, offset by lower average selling prices ("ASPs"). The decline in revenues for 1996 was due to a decline in units shipped and a decline in the ASPs of the Company's hardware products due to the Company's introduction of lower-priced EXPLORA thin clients and pricing competition.

SOFTWARE REVENUES

Software revenues consist primarily of revenues from the licensing of software products and related support services. Current software products that are generating revenue include WINCENTER-TM-, the Company's multi-user WINDOWS NT application server software, PC-XWARE, the Company's thin client software for PCs, and NCDWARE-Registered Trademark-, the Company's proprietary thin client software. Through the first quarter of 1996, Software revenues also included revenues from the development and licensing of the Company's MARINER Internet connectivity product line (which was sold in the first quarter of 1996), and the Z-MAIL product line (which was sold during the second quarter of 1996). Revenues from software and related services were $32.8 million for 1997, an increase of 28% compared to revenues of $25.6 million in 1996. The increase in 1997 software revenues compared to 1996 resulted from increased sales of WINCENTER and related support services. Revenues from software and related services of $25.6 million for 1996 decreased by 13% compared to revenues of $29.6 million in 1995. The decrease in 1996 software revenues when compared to 1995 software revenues was primarily due to reductions in revenues of $3.9 million related to the Company's former Z-MAIL product line, and $6.4 million related to the Company's former MARINER product line. In addition, PC-XWARE revenues declined by $6.0 million during a period in which its sales force was in transition. These revenue declines were offset in part by higher WINCENTER revenues.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin percentages on Hardware revenues were 29%, 23% and 25% for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in margin for 1997 relates to lower material costs, reflecting declines in the cost of certain semiconductor and other components. In addition, the Company benefited from certain reduced component prices related to volume purchase discounts in association with the IBM Agreement during 1997 while no such purchasing benefits were realized in 1996. The Company currently anticipates that the mix of hardware OEM revenues as a component of total hardware revenues will continue to rise. In addition, the Company plans to increase the mix of revenues generated through indirect channels. The anticipated changes in the mix of revenues by sales channel are likely to result in overall reduced gross margin percentages on hardware revenues in future periods. The slight decline in margin in 1996 compared to 1995 is primarily due to increased sales of lower-priced EXPLORA thin clients, which generally carry lower margins, offset in part by comparatively lower sales discounts and material costs. Sales discounts during 1996 declined when compared to 1995 as a result of more stringent pricing controls, and material costs declined primarily as a result of market declines in the cost of certain semiconductor components. In 1996, the Company recorded a $3.0 million charge associated with the reduction of certain inventories to market value. This compares to a $2.7 million charge to cost of revenues in 1995 associated with business restructuring activities described above under "Overview." Exclusive of these charges, the gross margin percentages on Hardware revenues would have been 27% for both 1996 and 1995.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin percentages on Software revenues were 70% for both years ended December 31, 1997 and 1996, and 88% for the year ended December 31, 1995. The decline in 1996 when compared to 1995 was due primarily to a higher mix of WINCENTER revenues in 1996, which carry a lower margin because of higher third-party royalty costs, and reduced revenues of other software products, including revenues associated with Z-MAIL and MARINER. Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Accordingly, royalties are now a significant component of total software cost of sales for 1997 and 1996.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $14.2 million, $14.9 million and $13.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. R&D expenses decreased in 1997 compared to 1996 primarily due to the absence of costs of $2.5 million related to the Z-MAIL and MARINER product lines which were sold in the first half of 1996.

Absent these costs, R&D expenses in 1997 increased 15% reflecting increased investment in the area of thin client computing products. Total R&D expenses increased in 1996 compared to 1995 due to additional spending related to thin client computing products. R&D expenses in 1995 included $2.2 million related to the Z-MAIL and MARINER product lines. As a percentage of net revenues, R&D expenses, excluding Z-MAIL and MARINER costs were 11%, 10% and 8% for 1997, 1996 and 1995, respectively. The Company plans to increase its investment in research and development in the area of thin client computing products through 1998.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $30.5 million, $32.1 million and $34.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decreases in all comparable periods reflect increased efficiencies related to the reconsolidation of the Company's remaining business units, which commenced in June of 1996. As a percentage of net revenues, marketing and selling expenses were 23%, 27% and 25% for 1997, 1996 and 1995, respectively, resulting from the combined impact of lower net revenues in 1996 and decreased spending in both 1997 and 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $6.1 million, $10.3 million and $8.5 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in 1997 when compared to 1996 primarily reflects increased efficiencies related to the reconsolidation in 1996 as well as continued cost controls related to personnel costs and outside service fees. The increase in 1996 over 1995 was primarily related to both severance costs associated with the elimination of certain positions within the Company and increased personnel costs during early 1996 that resulted from the division of the Company into two separate business units (Systems and Software). As mentioned above under "Overview," in June of 1996, the Company determined to recombine its remaining business units. As a percentage of net revenues, G&A expenses were 5%, 9% and 6% for 1997, 1996 and 1995, respectively, reflecting decreased spending in 1997 and the combined impact of increased spending and lower net revenues in 1996.

BUSINESS RESTRUCTURING

During 1995, the Company created and began implementing a plan to restructure the business in order to improve the Company's operating performance potential. The plan included substantial modifications to the Company's manufacturing processes, phasing out activities related to less profitable products, a reduction in facilities, and a reduction in the number of employees. During 1995, the Company recognized charges totaling $7.5 million for the implementation of this plan. Included in these restructuring charges were amounts related to the severance of personnel, phase-out of certain products, and costs associated with the termination of lease obligations. In 1996, the Company substantially concluded such restructuring activities and an amount of $1.1 million in related accruals was determined to be in excess of amounts required. As a result, the Company recognized a $1.1 million credit for business restructuring during 1996. The credit relates primarily to lease obligations that were exited or subleased at dates or rates more favorable than those anticipated at the time of the initial restructuring plan. See "Business Restructuring" in Note 4 of the "Notes to Consolidated Financial Statements" contained herein.

LITIGATION SETTLEMENT

The $1.1 million charge for litigation settlement that was recognized in 1996 represents the Company's voluntary contribution toward a total of $12 million in costs to settle all pending securities litigation. The settlement agreement was executed by all parties in 1997, and the Company anticipates that no further charges related to such settlement will be incurred in the future. A credit of $147,000 representing the excess of the $1.1 million accrual was recognized in 1997 when all expenses related to the litigation settlement were determined.

INTEREST INCOME, NET

Interest income, net of interest expense, was $1.9 million, $1.6 million and $1.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increases were primarily due to higher average balances in interest-earning accounts in addition to lower interest expense related to declining capital lease obligations. This was partially offset by declining interest rates across the periods presented.

OTHER INCOME, NET

Other income includes non-operating income, net of non-operating expense. Other income in 1997 reflects the receipt of insurance proceeds for certain legal expenses incurred in association with the securities litigation costs. No significant other income was produced during 1996 or 1995.

GAIN ON SALE OF PRODUCT LINES

The gain on sale of product lines in 1996 represents the net gain on the sale of the MARINER product line in February 1996, offset by a slight loss on the sale of the Z-MAIL product line in June 1996. (See "Overview.")

INCOME TAXES AND INCOME TAX BENEFIT

The Company recognized an income tax provision of $1.2 million in 1997 compared to income tax benefit of $3.5 million and $2.2 million in 1996 and 1995, respectively. At December 31, 1997, the Company's gross deferred tax assets are approximately $6.0 million. Based on the Company's expected operating results, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has established no asset valuation allowances. See "Note 6. Income Taxes -- Notes to Consolidated Financial Statements."

FINANCIAL CONDITION

Total assets of $86.5 million at December 31, 1997 increased from $85.7 million at December 31, 1996. The change in total assets reflects increases in inventories and accounts receivable of $5.6 million and $3.6 million, respectively, partially offset by decreases in cash and short-term investments, income tax assets and other current assets of $4.2 million, $3.5 million and $0.8 million, respectively. Total liabilities as of December 31, 1997 increased by $7.7 million, or 42%, from December 31, 1996. The increase was primarily related to increased accounts payable balances associated with increased inventory receipts in the last month of the year.

CAPITAL REQUIREMENTS

Capital spending requirements for 1998 are estimated at approximately $3.3 million, and at December 31, 1997, the Company had commitments for capital expenditures of approximately $400,000. These commitments are primarily related to manufacturing tooling and facilities.

LIQUIDITY

As of December 31, 1997, the Company had combined cash and equivalents and short-term investments totaling $31.5 million, with no significant debt.
Cash provided by operations was $9.8 million in 1997 compared to cash used in operations of $9.2 million in 1996 and cash provided by operations of $11.2 million in 1995. Cash provided by operations in 1997 primarily reflects a net income of $2.7 million, depreciation of $3.3 million, increases in accounts payable of $6.8 million and decreases in refundable and deferred income taxes of $3.1 million partially offset by increases in inventories and accounts receivable of $5.6 million and $3.6 million, respectively. Cash used in operations in 1996 primarily reflects a net loss of $5.2 million, the gain on sale of product lines of $6.9 million, decreases in accounts payable of $9.5 million and increases in refundable and deferred income taxes of $3.2 million partially offset by depreciation of $4.6 million and decreases in accounts receivable and inventories of $7.0 million and $4.5 million, respectively. Cash provided by operations in 1995 primarily reflects decreases in inventories and accounts receivable of $9.2 million and $3.2 million, respectively, depreciation of $4.5 million and increases in income taxes payable and deferred revenue of $2.9 million and $2.3 million, respectively, partially offset by a net loss of $4.0 million, a decrease in accounts payable of $3.7 million and an increase in refundable and deferred income taxes of $2.2 million. Cash flows used in financing activities in 1997 reflects repurchases of $12.2 million of the Company's common stock.
The Company believes that its existing sources of liquidity, including cash generated from operations, will be sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

FUTURE PERFORMANCE AND RISK FACTORS

THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

EVOLVING THIN CLIENT COMPUTING MARKET

The Company derives a majority of its revenues from the sale of thin client computing products and related software. During the past several years, the Company and other manufacturers of network computing systems and products have experienced intense competition from alternative desktop computing products, particularly personal computers, which has slowed the growth and development of the network computing market. Until recently, the absence of X protocol support from Microsoft, combined with the proliferation of off-the-shelf Windows-based application software, constituted an obstacle to the expansion of the network computing model into Windows-based environments. The introduction of the Company's WINCENTER multi-user WINDOWS NT application server software and new, lower-priced thin client computing products have allowed the Company to offer thin client computing systems that provide users with access to Windows applications, although sales of these new products have been limited to date. The Company's future success will depend in substantial part upon increased acceptance of the thin client computing model and the successful marketing of the Company's new thin client computing products. There can be no assurance that the Company's new thin client computing products will compete successfully with alternative desktop solutions or that the thin client computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for the Company's thin client computing products would have a material, adverse effect on the Company's business, operating results and financial condition.

COMPETITION

The desktop computer and information access markets are characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the thin client computing market has intensified over the past several years, resulting in price reductions and reduced profit margins. The Company expects this intense competition to continue, and there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. The Company's software products also face substantial competition from software vendors that offer similar products, including several large software companies.

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

The Company has committed significant resources, including research and development, manufacturing and sales and marketing resources, to the execution of the IBM Agreement (see "Overview"). The production cycle of related product requires the Company to rely on IBM to provide accurate product requirement forecasts, which have in the past, and will in the future, be subject to changes by IBM. Should the Company commence production of related product based on provided forecasts that are subsequently reduced, the Company bears the risk of increased levels of unsold inventories. Should the expected business volumes associated with the IBM Agreement not occur, or occur in volumes below management's expectations, there would be a material, adverse effect on the Company's operating results.

The Company currently anticipates that the mix of hardware revenues as a component of total revenues may rise as a result of potential OEM relationships for the Company's thin client computing products. This condition would likely lead to overall reduced gross margins on total revenues. In addition, the Company operates with a relatively small backlog.
 Revenues and operating results therefore generally depend on the volume and timing of orders received, which are difficult to forecast and which may occur disproportionately during any given quarter or year. The Company's expense levels are based in part on its forecast of future revenues. If revenues are below expectations, the Company's operating results may be adversely affected. The Company has experienced a disproportionate amount of shipments occurring in the last month of its fiscal quarters. This trend increases the risk of material quarter-to-quarter fluctuations in the Company's revenues and operating results. In the past, the Company has experienced reduced orders during the first and third quarters due to buying patterns common in the computer industry. In addition, sales in Europe have been adversely affected in the third calendar quarter, when many European customers reduce their business activities.

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

RELIANCE ON INDEPENDENT CONTRACTORS

The Company relies on independent contractors for virtually all of the sub-assembly of the Company's thin client computing products. The Company's reliance on these independent contractors limits its control over delivery schedules, quality assurance and product costs. In addition, a number of the Company's independent suppliers are located abroad. The Company's reliance on these foreign suppliers subjects the Company to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. The Company currently obtains all of the sub-assemblies used for its thin client computing products (consisting of all major components except monitors and cables) from a single supplier located in Thailand. Any significant interruption in the supply of sub-assemblies from this contractor would have a material adverse effect on the Company's business and operating results. Although the Company is currently planning to develop alternative locations in different countries from which to obtain sub-assemblies, there is no assurance that the Company will be successful in this pursuit. Disruptions in the provision of components by the Company's other suppliers, or other events that would require the Company to seek alternate sources of supply, could also lead to supply constraints or delays in delivery of the Company's products and adversely affect its operating results. The operations of certain of the Company's foreign suppliers were briefly disrupted during 1992 due to political instability in Thailand.

INTERNATIONAL SALES

A majority of the Company's international sales are denominated in U.S. dollars, and an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in those markets. In the past, a significant portion of international revenues have been derived from sales to a customer in the United Kingdom that have been denominated in pound sterling, and sales denominated in foreign currencies may increase in the future. These sales are subject to exchange rate fluctuations which could affect the Company's operating results negatively or positively, depending on the value of the U.S. dollar against the other currency. Where the Company believes foreign currency-denominated sales could pose significant exposure to exchange rate fluctuations, the Company acquires forward exchange contracts in an effort to reduce such exposure. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations and managing accounts receivable. In addition, the laws of certain countries do not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that these factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant degree upon the continuing contributions of its senior management and other key employees, particularly Robert G. Gilbertson, President and Chief Executive Officer and Rudolph G. Morin, Executive Vice President of Operations & Finance and Chief Financial Officer. The Company believes that its future success will depend in large part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results or financial condition.

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

RISKS RELATED TO YEAR 2000 PROBLEM

In the next two years, most companies could face a potentially serious information systems problem because many software applications and operational programs written in the past were designed to handle date formats with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00." The Company has examined all of its critical software and operational applications as well as the software products it has sold and found no potential problems related to the Year 2000 issue. However, the Company could experience reduced revenues resulting from other Companys' information systems budgets being allocated to solving Year 2000 issues, thus reducing amounts available to purchase the Company's products. In addition, the Company could be exposed to a potential adverse impact resulting from the failure of financial institutions and other third parties to adequately address the Year 2000 problem. The Company intends to devote necessary resources to identify and resolve Year 2000 issues that may exist with third parties. However, the Company cannot estimate the cost of this effort at this time, nor can any assurance be given that the Year 2000 problem will not have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Independent Auditors' Report                                              24

Consolidated Balance Sheets as of December 31, 1997 and 1996              25

Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995                                     26

Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1997, 1996 and 1995                                     27

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995                                     28

Notes to Consolidated Financial Statements                                29

Supplementary Data:  Quarterly Financial Data (Unaudited)                 38


                         Independent Auditors' Report

The Board of Directors
Network Computing Devices, Inc.

We have audited the accompanying consolidated balance sheets of Network Computing Devices, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Computing Devices, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                       KPMG PEAT MARWICK LLP
Mountain View, California
January 27, 1998, except as to
Note 10 which is
as of March 16, 1998

                  NETWORK COMPUTING DEVICES, INC.
                   CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 December 31,
                                                         --------------------------
                                                             1997          1996
                                                         ------------  ------------
Assets:
 Current assets:
   Cash and cash equivalents                              $  21,240     $  23,832
   Short-term investments                                    10,240        11,839
   Accounts receivable, net of allowances of $2,606 and
    $2,603 as of December 31, 1997 and 1996, respectively    25,148        21,549
   Inventories                                               15,412         9,776
   Refundable and deferred income tax assets                  4,763         8,287
   Other current assets                                       2,843         3,652
                                                          ---------     ---------
 Total current assets                                        79,646        78,935
 Property and equipment, net                                  4,424         4,895
 Other assets                                                 2,444         1,863
                                                          ---------     ---------
Total assets                                              $  86,514     $  85,693
                                                          ---------     ---------
                                                          ---------     ---------

Liabilities and Shareholders' Equity:
  Current liabilities:
    Accounts payable                                      $  11,211     $   4,383
    Accrued expenses                                          8,955         8,977
    Deferred revenue                                          4,918         3,486
    Income taxes payable                                        597           360
    Current portion of capital lease obligations                154           748
                                                          ---------     ---------
  Total current liabilities                                  25,835        17,954
  Long-term portion of capital lease obligations                160           314
  Commitments and contingencies
  Shareholders' equity:
    Undesignated preferred stock: 3,000,000 shares
     authorized; no shares issued and outstanding                 -             -
    Common stock, no par value: 30,000,000 shares
     authorized; 16,283,772 and 17,037,369 shares issued
     and outstanding as of December 31, 1997 and 1996,
     respectively                                            58,630        68,217
    Retained earnings (accumulated deficit)                   1,889          (792)
                                                          ---------     ---------
 Total shareholders' equity                                  60,519        67,425
                                                          ---------     ---------
Total liabilities and shareholders' equity                $  86,514     $  85,693
                                                          ---------     ---------
                                                          ---------     ---------

                                 See accompanying notes.

                              NETWORK COMPUTING DEVICES, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Years Ended December 31,
                                                       ---------------------------------------
                                                           1997           1996          1995
                                                       ----------      ---------    ----------
Net revenues:
   Hardware products and services                      $  100,555      $  94,973    $  109,723
   Software licenses and services                          32,845         25,635        29,605
                                                       ----------      ---------    ----------
Total net revenues                                        133,400        120,608       139,328
Cost of revenues:
   Hardware products and services                          71,118         72,715        82,778
   Software licenses and services                           9,957          7,769         3,607
                                                       ----------      ---------     ---------
Total cost of revenues                                     81,075         80,484        86,385
                                                       ----------      ---------     ---------
Gross profit                                               52,325         40,124        52,943
Operating expenses:
   Research and development                                14,179         14,930        13,119
   Marketing and selling                                   30,455         32,117        34,147
   General and administrative                               6,102         10,270         8,502
   Charge (credit) for business restructuring                   -         (1,052)        4,832
   Litigation settlement (credit)                            (147)         1,100             -
                                                       ----------      ---------     ---------
Total operating expenses                                   50,589         57,365        60,600
                                                       ----------      ---------     ---------
Operating income (loss)                                     1,736        (17,241)       (7,657)
 Interest income                                            1,946          1,656         1,557
 Interest expense                                             (51)           (68)         (198)
 Other income, net                                            200              -            93
 Gain on sale of product lines                                  -          6,932             -
                                                       ----------      ---------     ---------
Income (loss) before income taxes                           3,831         (8,721)       (6,205)
 Provision for income taxes (income tax benefit)            1,150         (3,489)       (2,176)
                                                       ----------      ---------     ---------
Net income (loss)                                      $    2,681      $  (5,232)    $  (4,029)
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------

Basic earnings per share:
    Net income (loss) per share                        $     0.16      $   (0.32)    $   (0.25)
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
    Shares used in per share computations                  16,725         16,579        15,832
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------

Diluted earnings per share:
    Net income (loss) per share                        $     0.15      $   (0.32)    $   (0.25)
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------
    Shares used in per share computations                  18,313         16,579        15,832
                                                       ----------      ---------     ---------
                                                       ----------      ---------     ---------


                                   See accompanying notes.

                            NETWORK COMPUTING DEVICES, INC.
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (IN THOUSANDS)

                                                                                                 Retained
                                                        Common Stock          Net Unrealized     Earnings        Total
                                                      ----------------        Gain (Loss) on   (Accumulated   Shareholders'
                                                      Shares    Amount          Securities       Deficit)        Equity
                                                      ------   -------        --------------   ------------   -------------
Balances as of December 31, 1994                      15,637   $63,420        $         -          $8,469        $71,889

Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                              1,053     4,150                  -               -          4,150

Repurchase of common stock                              (571)   (4,027)                 -               -         (4,027)

Net unrealized gain on securities                          -         -                 31               -             31

Net loss                                                   -         -                  -          (4,029)        (4,029)
                                                      ------   -------        --------------       ------        -------
Balances as of December 31, 1995                      16,119    63,543                 31           4,440         68,014

Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                                928     4,763                  -               -          4,763

Repurchase of common stock                               (10)      (89)                 -               -            (89)

Net unrealized loss on securities                          -         -                (31)              -            (31)

Net loss                                                   -         -                  -          (5,232)        (5,232)
                                                      ------   -------        --------------       ------        -------

Balances as of December 31, 1996                      17,037    68,217                  -            (792)        67,425

Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                                438     2,634                  -               -          2,634

Repurchase of common stock                            (1,191)  (12,221)                 -               -        (12,221)

Net income                                                 -         -                  -           2,681          2,681
                                                      ------   -------        --------------       ------        -------

Balances as of December 31, 1997                      16,284   $58,630        $         -          $1,889        $60,519
                                                      ------   -------        --------------       ------        -------
                                                      ------   -------        --------------       ------        -------

                                                        See accompanying notes.

                                             NETWORK COMPUTING DEVICES, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)

                                                                           Years Ended December 31,
                                                                      -------------------------------------
                                                                        1997          1996          1995
                                                                      ---------   ----------    -----------
Cash flows from operating actitivites:
  Net income (loss)                                                   $  2,681    $  (5,232)     $  (4,029)
  Reconciliation of net income (loss) to net cash
   provided by (used in) operating activities:
     Gain on sale of product lines                                           -       (6,932)             -
     Non-cash restructuring charges (credit)                                 -       (1,052)         2,474
     Depreciation and amortization                                       3,287        4,559          4,505
     Changes in:
        Accounts receivable, net                                        (3,599)       7,042          3,152
        Inventories                                                     (5,636)       4,455          9,224
        Refundable and deferred income taxes                             3,130       (3,166)        (2,227)
        Other current assets and other                                     809         (378)        (1,450)
        Accounts payable                                                 6,828       (9,510)        (3,743)
        Income taxes payable                                               897       (1,446)         2,856
        Accrued expenses                                                   (22)       1,856         (1,900)
        Deferred revenue                                                 1,432          578          2,325
                                                                      ---------   ----------    -----------
    Net cash provided by (used in) operating activites                   9,807       (9,226)        11,187
                                                                      ---------   ----------    -----------
Cash flows from investing activities:
        Purchases of short-term investments                            (12,649)      (3,684)      (192,090)
        Sales and maturities of short-term investments                  14,248       14,600        193,148
        Changes in other assets                                           (187)         (58)          (200)
        Capitalization of software costs                                     -            -           (436)
        Net proceeds from sale of product lines                              -        8,625              -
        Property and equipment purchases, net                           (2,816)      (2,273)        (3,217)
                                                                      ---------   ----------    -----------
    Net cash provided by (used in) investing activities                 (1,404)      17,210         (2,795)
                                                                      ---------   ----------    -----------
Cash flows from financing activities:
        Principal payments on capital lease obligations                   (748)      (1,175)        (1,535)
        Repurchases of common stock                                    (12,221)         (89)        (4,027)
        Proceeds from issuance of stock, net                             1,974        3,748          3,127
                                                                      ---------   ----------    -----------
    Net cash provided by (used in) financing activities                (10,995)       2,484         (2,435)
                                                                      ---------   ----------    -----------
    Increase in cash and cash equivalents                               (2,592)      10,468          5,957
    Cash and cash equivalents:
      Beginning of year                                                 23,832       13,364          7,407
                                                                      ---------   ----------    -----------
      End of year                                                     $ 21,240    $  23,832      $  13,364
                                                                      ---------   ----------    -----------
                                                                      ---------   ----------    -----------

    Noncash investing and financing activities:
      Property and equipment acquired under capital leases            $      -    $       -       $    929
                                                                      ---------   ----------    -----------
                                                                      ---------   ----------    -----------
      Income tax benefit from employee stock transactions             $    660    $     860     $    1,023
                                                                      ---------   ----------    -----------
                                                                      ---------   ----------    -----------




                                               See accompanying notes.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS Network Computing Devices, Inc. ("the Company") was incorporated on February 17, 1988. The Company provides thin client hardware and software that delivers high-performance, easy-to-manage, simultaneous access to any application from thin client, UNIX and PC desktops. The Company's product lines include the NCD EXPLORA and family of thin clients, NCD WINCENTER PRO multi-user WINDOWS NT application server software, and NCD PC-XWARE software that delivers PC access to UNIX and multi-user WINDOWS NT PCs.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

NET INCOME (LOSS) PER SHARE Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and common equivalent shares from stock options (1,588,000 shares in 1997) outstanding, when dilutive, using the treasury stock method. In 1996 and 1995 there were 3,236,208 and 2,784,154 options outstanding, respectively, that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those years. In 1998, the Company issued 750,000 shares that will dilute basic EPS in the future.

STOCK-BASED COMPENSATION The Company accounts for its employee stock-based compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining the preferred format. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for financial statements for periods beginning after December 31, 1997. The Company has not yet determined whether it has any separately reportable business segments.

RECLASSIFICATION Certain items in the accompanying 1995 consolidated financial statements have been reclassified in order to conform to the current year's presentation.

NOTE 2.  SHORT-TERM INVESTMENTS

Short-term investments consisted of the following as of December 31, 1997 (in thousands):

                                                          Gross          Gross
                                          Amortized     Unrealized     Unrealized     Market
                                             Cost         Gains          Losses        Value
                                          ---------     ----------     ----------     -------

     Corporate debt securities              $ 7,491     $     --       $     --       $ 7,491
     Commercial paper                           981           --             --           981
     Certificates of deposit                  1,768           --             --         1,768
                                            -------     ----------     ----------     -------
                                            $10,240     $     --       $     --       $10,240
                                            -------     ----------     ----------     -------
                                            -------     ----------     ----------     -------

The maturities of available-for-sale securities as of December 31, 1997 were as follows (in thousands):

                                                          Within         One to
                                                         One Year      Two Years
                                                         --------      ---------
     Corporate debt securities                             $5,478         $2,013
     Commercial paper                                         981             --
     Certificates of deposit                                1,768             --
                                                           ------         ------
                                                           $8,227         $2,013
                                                           ------         ------
                                                           ------         ------


Short-term investments consisted of the following as of December 31, 1996 (in thousands):

                                                          Gross          Gross
                                          Amortized     Unrealized     Unrealized     Market
                                             Cost         Gains          Losses        Value
                                          ---------     ----------     ----------     -------

     Corporate debt securities              $ 5,355     $     --       $     --       $ 5,355
     Commercial paper                         4,808           --             --         4,808
     U.S. Treasury Notes                      1,676           --             --         1,676
                                            -------     ----------     ----------     -------
                                            $11,839     $     --       $     --       $11,839
                                            -------     ----------     ----------     -------
                                            -------     ----------     ----------     -------

NOTE 3.  CONSOLIDATED BALANCE SHEET AND STATEMENT OF CASH FLOWS COMPONENTS

                                                                         1997       1996
                                                                       -------     ------
Inventories as of December 31 consisted of (in thousands):
     Purchased components and sub-assemblies                           $13,178     $8,396
     Work in process                                                       545        240
     Finished goods                                                      1,689      1,140
                                                                       -------     ------
                                                                       $15,412     $9,776
                                                                       -------     ------
                                                                       -------     ------

                                                                         1997        1996
                                                                       -------     -------
Property and equipment as of December 31 consisted of (in thousands):
     Office equipment                                                  $13,077     $11,700
     Machinery and equipment                                             6,108       4,936
     Demonstration equipment                                             3,708       3,756
     Furniture and fixtures                                              2,068       2,064
     Leasehold improvements                                              2,003       1,778
                                                                       -------     -------
                                                                        26,964      24,234
Less accumulated depreciation
     and amortization                                                   22,540      19,339
                                                                       -------     -------
                                                                       $ 4,424     $ 4,895
                                                                       -------     -------
                                                                       -------     -------


Included in property and equipment is approximately $870,000 and $1,840,000 of equipment under capital leases as of December 31, 1997 and 1996, respectively. Accumulated amortization related to this equipment is approximately $616,000 and $1,674,000 as of December 31, 1997 and 1996, respectively.

                                                                         1997        1996
                                                                       -------     -------
Accrued expenses as of December 31 consisted of (in thousands):
     Payroll-related costs                                              $2,882      $3,472
     Royalties                                                           2,061       1,887
     Warranty                                                              631         495
     Other accrued expenses                                              3,381       3,123
                                                                        ------      ------
                                                                        $8,955      $8,977
                                                                        ------      ------
                                                                        ------      ------

Income taxes paid were $262,000, $223,000 and $204,000 for 1997, 1996 and
1995, respectively. Interest paid was $51,000, $119,000 and $46,000 for 1997,
1996 and 1995, respectively.

NOTE 4.  BUSINESS RESTRUCTURING

In 1995, the Company began implementing a strategic restructuring plan. The restructuring costs were accrued in 1995. Such costs have been segregated into two fundamentally different classifications within the consolidated statements of operations for the year ended December 31, 1995: cost of hardware revenues, and operating expenses. Included in cost of hardware revenues is $2.7 million related to products in inventory that are being phased out as part of the business restructuring. Included in 1995 operating expenses under the caption, "Charge (credit) for business restructuring" is $4.8 million related to severance of employees, the write-down of assets impaired by the restructuring plan, and exit costs for leased facility obligations.

In 1996, the Company determined that the restructuring plan was substantially complete, and an operating credit of $1.1 million was recorded during that period, as shown in the Statements of Operations under the caption "Charge (credit) for business restructuring."

A description of the types and amounts (in thousands) of accruals made for restructuring costs in 1995, and the cumulative amounts charged against such accruals, is presented below.

                                      Initial                                 Re-classes                    December 31,
                                      Amounts        Asset          Cash       to Other        Credit          1996
                                      Accrued     Write-offs     Payments      Accruals      Recognized       Balance
                                      -------     ----------     --------     ----------     ----------     ------------
Reserve for the write-down of
  phase-out inventories                $2,706        $(2,706)     $    --      $    --       $     --        $    --
Employee termination benefits           1,580             --       (1,327)        (171)           (82)            --
Exiting facilities-related
  obligations                           2,256             --       (1,341)        (126)          (789)            --
Asset impairment & other                  996           (815)          --           --           (181)            --
                                       ------        -------      -------      ---------      ---------      ---------
Total                                  $7,538        $(3,521)     $(2,668)     $  (297)      $ (1,052)       $    --
                                       ------        -------      -------      ---------      ---------      ---------
                                       ------        -------      -------      ---------      ---------      ---------

NOTE 5.  SHAREHOLDERS' EQUITY

STOCK REPURCHASE PROGRAM In October 1994, the Company's Board of Directors adopted a program to repurchase up to 1,500,000 shares of the Company's common stock during the twelve-month period ending October 31, 1995. At October 31, 1995, the Company had repurchased 790,000 shares for a total cost of $4,973,000 under this program.

In April 1997, the Company's Board of Directors adopted a program to repurchase up to 1,000,000 shares of the Company's common stock during the 12-month period ending April 30, 1998. Repurchases were made under the program using the Company's cash resources. Shares repurchased are available for the issuance under the Company's stock plans and for other corporate purposes. In September 1997, the repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $8.38 to $12.00 per share for a total purchase price of $10.7 million. In November 1997, the Company's Board of Directors adopted an additional program to repurchase up to 1,000,000 shares of the Company's common stock during the 12 month period ending October 31, 1998. Repurchases of 191,400 shares were made in 1997 under the second program at prices ranging from $7.19 to $8.75 at a total aggregate price of $1.5 million. Total repurchases of 1,191,400 shares were made in 1997 at prices ranging from $7.19 to $12.00 per share for a total purchase price of $12.2 million.

STOCK PURCHASE PLAN In 1992, the Company established the 1992 Employee Stock Purchase Plan and has reserved 1,250,000 shares of common stock for issuance thereunder. The plan permits eligible employees to purchase common stock through payroll deductions of up to 10 percent of their base earnings. The purchase price of the stock is equal to the lesser of 85% of the fair market value of such shares at the beginning of each six-month offering period (or the commencement of the employee's participation, if later) or the end of such offering period. As of December 31, 1997, 1,116,436 shares have been issued under this plan, of which 211,280 were issued in 1997.

The per share weighted-average fair value of employee stock purchases during 1997, 1996 and 1995 was $2.77, $2.18 and $2.82, respectively, on the date of grant using the Black-Scholes model with the following weighted-average assumptions: 1997 -dividend yield of 0%, expected volatility of 84%, risk-free interest rate of between 5.22% and 5.85%, and an expected life of 1 year; 1996 - dividend yield of 0%, expected volatility of 77%, risk-free interest rate of between 5.0% and 5.74%, and an expected life of 1 year; 1995
- dividend yield of 0%, expected volatility of 73%, risk-free interest rate of between 5.43% and 5.92%, and an expected life of 1 year.

STOCK OPTION PLANS As of December 31, 1997, the Company had reserved 5,605,850 shares and 250,000 shares of common stock for issuance under its 1989 Stock Option Plan and the 1994 Outside Directors' Stock Option Plan, respectively ("the Plans"). Under the 1989 Stock Option Plan, options are granted to employees, officers, directors and consultants to purchase shares of the Company's common stock at not less than the fair market value of common stock at the grant date (for incentive stock options) or 85% of the fair market value of such common stock (for nonstatutory stock options). Options generally vest and become exercisable to the extent of 25% one year from grant date with the remainder vesting ratably over the 36-month period thereafter. Prior to August 1994, the options generally expired five years from grant date. Since August 1994, the options expire ten years from grant date. Under the 1994 Outside Directors' Stock Option Plan, options are granted to outside directors to purchase shares of the Company's common stock at not less than the fair market value of common stock at the grant date. Options vest and become exercisable to the extent of 25% on the first anniversary of the grant date with the remainder vesting 25% on each of the following three anniversary dates. As of December 31, 1997, 1,747,546 options were exercisable under the Plans.

The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $6.37, $2.39 and $3.41, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - dividend yield of 0%, expected volatility of 84%, risk-free interest rate of between 5.71% and 6.75%, and an expected life of between 3 and 5 years; 1996 - dividend yield of 0%, expected volatility of 77%, risk-free interest rate of between 5.27% and 6.65%, and an expected life of between 3 and 5.25 years; 1995 - dividend yield of 0%, expected volatility of 73%, risk-free interest rate of between 5.25% and 7.89%, and an expected life of between 2.5 and 9 years.

The Company applies Accounting Principles Board ("APB") Opinion No. 25 in accounting for its Stock Option and Stock Purchase Plans and, accordingly, no compensation cost has been recognized for its stock plans in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant dates for its stock plans under SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                       1997         1996        1995
                                                      ------      -------     -------
     Net income (loss) (in thousands):
          As reported                                 $2,681      $(5,232)    $(4,029)
          Pro forma                                     (554)      (7,222)     (5,045)

     Basic income (loss) per share:
          As reported                                 $ 0.16      $ (0.32)    $ (0.25)
          Pro forma                                    (0.03)       (0.44)      (0.32)

     Diluted income (loss) per share:
          As reported                                 $ 0.15      $ (0.32)    $ (0.25)
          Pro forma                                    (0.03)       (0.44)      (0.32)


The effects of applying SFAS No. 123 in this pro forma disclosure is not indicative of the effects on reported results for future years. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

In November 1997, upon approval by the Board of Directors, the Company repriced 316,120 options originally issued at prices ranging from $11.13 to $14.75. The options were repriced at $8.50, the then current market value of the Company's stock. The 1997 cancellations and grants in the summary below and pro forma amounts above include the 316,120 options.

A summary of option transactions under the Plans follows:

                                                                           Weighted-
                                              Options                       Average
                                             Available       Options       Exercise
                                             For Grant     Outstanding       Price
                                            -----------    -----------     ---------
Balances as of December 31, 1994              1,006,668      2,747,626       $4.15
     Options authorized                         200,000             --          --
     Options granted                         (1,295,000)     1,295,000        5.16
     Options forfeited or expired               565,194       (565,194)       5.01
     Options exercised                               --       (693,278)       3.27
                                            -----------    -----------       -----

Balances as of December 31, 1995                476,862      2,784,154        4.66
     Options authorized                       1,265,000             --          --
     Options granted                         (2,339,570)     2,339,570        3.78
     Options forfeited or expired             1,170,090     (1,170,090)       4.55
     Options exercised                               --       (717,426)       3.95
                                            -----------    -----------       -----

Balances as of December 31, 1996                572,382      3,236,208       $4.23
     Options authorized                         250,000             --          --
     Options granted                         (1,207,175)     1,207,175        9.85
     Options forfeited or expired               619,574       (619,574)       9.67
     Options exercised                               --       (226,523)       4.18
                                            -----------    -----------       -----

Balances as of December 31, 1997                234,781      3,597,286       $5.18
                                            -----------    -----------       -----
                                            -----------    -----------       -----

The following table summarizes information about options outstanding as of December 31, 1997:

                        Options Outstanding                                 Options Exercisable
----------------------------------------------------------------------    -----------------------
                                            Weighted-        Weighted-                  Weighted-
Range of                                     Average          Average                    Average
Exercise                                    Remaining        Exercise                   Exercise
Prices                     Number       Contractual Life       Price        Number        Price
-----------             ---------      ----------------     ---------    ---------     ---------

$3.50 to 3.81            1,614,556            8.43            $ 3.50        873,999      $ 3.50
3.88                       659,072            7.40              3.88        518,285        3.88
4.00 to 7.25               617,136            8.31              6.49        310,129        6.58
7.38 to 9.88               643,882            9.48              8.70         30,183        8.51
11.38 to 17.75              62,640            7.69             12.85         14,950       14.51
                         ---------            ----             -----      ---------      ------

$3.50 to 17.75           3,597,286            8.40             $5.18      1,747,546      $ 4.34
                         ---------                                        ---------
                         ---------                                        ---------


NOTE 6.  INCOME TAXES

The components of the Company's provision for income taxes as of December 31 are as follows (in thousands):

                                                       1997          1996          1995
                                                      ------       -------       -------
Current
     Federal                                          $  582       $(4,210)      $  (972)
     State and other                                     312           301            --
                                                      ------       -------       -------

Total current                                            894        (3,909)         (972)
                                                      ------       -------       -------

Deferred
     Federal                                            (355)         (440)       (2,036)
     State and other                                     (49)           --          (191)
                                                      ------       -------       -------

Total deferred                                          (404)         (440)       (2,227)
                                                      ------       -------       -------

Charge in lieu of income taxes associated with
  the exercise of stock options                          660           860         1,023
                                                      ------       -------       -------

                                                      $1,150       $(3,489)      $(2,176)
                                                      ------       -------       -------
                                                      ------       -------       -------

Total income tax expense (benefit) differs from the expected tax expense (computed by applying the U.S. federal income tax rate of 34% to loss before income taxes) as follows (in thousands):



Tax expense (benefit) at federal statutory rate       $1,303      $(2,967)       $(2,110)
State income taxes, net of federal benefit                30           24             --
Tax exempt investment income                             (53)        (364)          (136)
Research and experimental credit                         (63)          --             --
Other                                                    (67)        (182)            70
                                                      ------      -------        -------
                                                      $1,150      $(3,489)       $(2,176)
                                                      ------      -------        -------
                                                      ------      -------        -------


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                                               1997         1996
                                                              ------       ------
Net deferred tax assets:
  Accruals, allowances and reserves                           $4,914       $5,552
  Property and equipment, principally due to differences
    in depreciation and capitalized leases                     1,035          792
                                                              ------       ------

Total gross deferred tax assets                                5,949        6,344

Less valuation allowance                                          --           --
                                                              ------       ------
Net deferred tax assets                                        5,949        6,344
                                                              ------       ------
Net deferred tax liabilities                                    (151)        (142)
                                                              ------       ------
                                                              $5,798       $6,202
                                                              ------       ------
                                                              ------       ------

Based on the Company's expected operating results, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has established no asset valuation allowances.

NOTE 7.  CUSTOMERS AND CREDIT CONCENTRATIONS

Sales to IBM accounted for 26% of net revenues for the year ended December 31, 1997. No sales to any one customer accounted for greater than 10% of net revenues for the years ended December 31, 1996 and 1995.

Export sales to the Company's international customers outside North America, primarily Europe, comprised approximately 34%, 33% and 33% of net revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

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

NOTE 9.   COMMITMENTS AND CONTINGENCIES

The Company leases its principal facilities under noncancellable operating lease agreements that expire through 2003. The Company also leases office facilities in several locations in the United States, and one location each in Australia, Canada, France, Germany, Japan, Sweden and the United Kingdom, which are used as sales offices. Rent expense was approximately $2,552,000, $2,832,000 and $3,083,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

The Company also leases certain equipment under capital leases. As of December 31, 1996, minimum lease payments under all noncancellable lease agreements were as follows (in thousands):

                                        Capital  Operating
                                         Leases   Leases
                                        -------  ---------
Year Ending December 31,
     1998                                $ 160    $2,943
     1999                                   93     2,511
     2000                                   69     2,053
     2001                                   --     1,017
     Thereafter                             --       793
                                         -----    ------
Total minimum lease payments               322    $9,317
                                                  ------
                                                  ------

Less amounts representing interest           8
                                         -----
Present value of minimum lease payments    314
Less current portion                       154
                                         -----
Long-term capital lease obligations      $ 160
                                         -----
                                         -----

The above future operating lease payments are anticipated to be offset by the following sublease contract income:

     1998                                $803
     1999                                 821
     2000                                 665
     2001                                 288
                                       ------
Total sublease income                  $2,577
                                       ------
                                       ------

NOTE 10.  SUBSEQUENT EVENT

During the first quarter of 1998, the Company signed a three-year agreement with Intel Corporation under which the Company and Intel will collaborate to produce desktop devices based on guidelines for Lean Client systems outlined by Intel in December 1997. Under the terms of the non-exclusive agreement, the Company will develop a "reference platform design" that consists of Pentium-based lean client hardware integrated with software technology from both companies. Intel will supply the Company with Pentium microprocessors, associated logic components and related software. The Company will create, manufacture and market lean client systems and operating software. In addition, Intel purchased, subject to registration, 750,000 shares of the Company's common stock.

                            QUARTERLY FINANCIAL DATA
                (Unaudited - in thousands, except per share data)

                                                      Quarters Ended
                                         ---------------------------------------
                                          March 31   June 30  Sept. 30   Dec. 31
                                         ---------   -------  --------   -------
1997
----
Hardware products and services           $22, 927    $26,889   $26,532   $24,208
Software licenses and services              8,173      7,473     8,114     9,120
                                          --------   -------   -------   -------
Total net revenues                         31,064     34,362    34,646    33,328

Gross profit                               13,003     14,045    12,303    12,974

Operating income (loss)                       753        612      (354)      725

Income before income taxes                  1,421      1,161        81     1,168
Net income                                    852        697        51     1,081

Net income per share:
  Basic                                      0.05       0.04      0.00      0.07
  Diluted                                    0.05       0.04      0.00      0.06
Shares used in per share computations:
  Basic                                    17,089     17,121    16,355    16,345
  Diluted                                  18,889     18,820    17,848    17,625

1996
----

Hardware products and services            $24,907    $22,193   $22,642   $25,231
Software licenses and services              5,532      7,135     5,309     7,659
                                          --------   -------   -------   -------
Total net revenues                         30,439     29,328    27,951    32,890

Gross margin                                8,339      6,526    11,297    13,962

Operating income (loss)                    (7,847)   (10,422)     (310)    1,338

Income (loss) before income taxes            (449)   (10,064)       33     1,759

Net income (loss)                            (260)    (6,047)       20     1,055

Net income (loss) per share:
  Basic                                     (0.02)     (0.37)     0.00      0.06
  Diluted                                   (0.02)     (0.37)     0.00      0.06
Shares used in per share computations:
  Basic                                    16,260     16,504    16,615    16,933
  Diluted                                  16,260     16,504    17,122    18,404


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                   PART III

Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held June 3, 1998, and the information included therein is incorporated herein by reference to the extent detailed below.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the caption "Executive Compensation - Employment, Severance and Change of Control Agreements", "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Registrant's Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this Report:

          (1)  Financial Statements:

          See Index to Consolidated Financial Statements at page 25 of this Report.

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

     (b)  Reports on Form 8-K during the quarter ended December 31, 1997:

          None.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NETWORK COMPUTING DEVICES, INC.


                              By:  /s/  Robert G. Gilbertson
                                   -------------------------
                                   Robert G. Gilbertson, President and
                                   Chief Executive Officer
Dated: March 30, 1998

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

     Signature                                    Title                                  Date
/s/  Robert G. Gilbertson          President, Chief Executive Officer                March 30, 1998
---------------------------        and Director (Principle Executive Officer)
Robert G. Gilbertson

/s/  Rudolph G. Morin              Executive Vice President, Operations &            March 30, 1998
---------------------------        Finance, Chief Financial Officer and Director
Rudolph G. Morin                   (Principal Financial and Accounting  Officer)

/s/  Peter Preuss                  Chairman of the Board of Directors                March 30, 1998
---------------------------
Peter Preuss

/s/  Philip Greer                  Director                                          March 30, 1998
---------------------------
Philip Greer

/s/  Douglas Klein                 Director                                          March 30, 1998
---------------------------
Douglas Klein

/s/  Paul R. Low                   Director                                          March 30, 1998
---------------------------
Paul R. Low

/s/  Stephen A. MacDonald          Director                                          March 30, 1998
---------------------------
Stephen A. MacDonald

                                                                    SCHEDULE II


                                           NETWORK COMPUTING DEVICES, INC.

                                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                        Additions
                                                             -------------------------------
                                                                                Charged to
                                           Balance at          Charged to         Other                                   Balance
                                           Beginning           Costs and        Accounts -          Deductions -          at End
                                           of Period            Expenses         Describe             Describe           of Period
                                         --------------      --------------   --------------      ----------------     ------------
1997
----
Allowance for doubtful accounts              2,603                645                  -                 642(1)             2,606
Warranty reserve                               495                615                  -                 479(2)               631


1996
----
Allowance for doubtful accounts              1,976                645                  -                  18(1)             2,603
Warranty reserve                               510                791                  -                 806(2)               495


1995
----
Allowance for doubtful accounts              1,224              1,100                  -                 348(1)             1,976
Warranty reserve                               834                729                  -               1,053(2)               510


(1) Accounts written off.
(2) Warranty costs incurred.

                   Independent Auditors' Report on Schedule


The Board of Directors
Network Computing Devices, Inc.

Under date of January 27, 1998, except as to Note 10 which is as of March 16, 1998, we reported on the consolidated balance sheets of Network Computing Devices, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which are listed in the accompanying index. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   KPMG PEAT MARWICK LLP

Mountain View, California
January 27, 1998

                                INDEX TO EXHIBITS
Exhibit
Number      Description
---------   -----------
3.1(1)     Amended and Restated Articles of Incorporation of Registrant.
3.2(3)     Bylaws of Registrant, as amended.
4.2(2)     Specimen Common Stock Certificate of Registrant.
4.3        Reference is made to Exhibits 3.1 and 3.2.
10.5(2)    Restated Investor Rights Agreement dated May 2, 1990.
10.6(4)    Purchase Agreement dated April 25, 1990, between Registrant and The
           Motorola Computer Group and correspondence relating thereto (3) and
           Amendment thereto dated August 31, 1993.
10.7(2)    Master Maintenance Agreement dated September 4, 1990, between
           Registrant and the Field Service Division of Motorola Inc.'s
           Computer Group.
10.8(2)    Lease Agreement dated August 18, 1988, as amended, between
           Registrant and Mountain View Industrial Associates for premises at 350-360 North Bernardo Avenue, Mountain View, California.
10.9(2)    Lease Agreement dated September 21, 1989, as amended, between
           Registrant and Mountain View Industrial Associates for premises at 380 North Bernardo Avenue, Mountain View, California.
10.11(5)*  1989 Stock Option Plan, as amended.
10.12(2)*  Form of Stock Option Agreements for use with the 1989 Stock Option
           Plan.
10.13(2)*  Employee Stock Purchase Plan (revised).
10.14(2)*  Form of Indemnification Agreement between the Registrant and its officers and directors.
10.15(2)*  Registrant's 401(k) Retirement Plan.
10.18(2)   Software Agreement dated March 30, 1990, between Registrant and
           AT&T Information Systems, Inc.
10.19(4)   Credit Agreement dated March 15, 1994, between Registrant and Union
           Bank.
10.20(2)   Lease Agreement dated April 29, 1985, as amended, between Graphic
           Software Systems, Inc. and Beaverton-Redmond Tech Properties, a
           Joint Venture.
10.21(2)   Agreement to Form New Distribution Company dated July 23, 1990, between Registrant and Software Research Associates, Inc.
10.22(2)   Distributorship and OEM Agreement and related Trademark License
           Agreement, each dated July 23, 1990, between Registrant and Nihon
           NCD K.K.
10.23(2)   Form of Registrant's standard purchase order.
10.24(7)*  Registrant's Incentive Bonus Plan.
10.29(4)   Full Service Lease dated October 20, 1993 between Z-Code and
           Novato Gateway Associates for premises at 101 Rowland Way, Suite
           300, Novato, California.
10.31(5)*  1994 Outside Directors Stock Option Plan.
10.32(5)*  Form of Nonstatutory Stock Option Agreement for Outside Directors.
10.34(6)   Lease agreement by and between Registrant and Ravendale Investments dated September 20, 1995.
10.36(6)+  Client/Server Software License Agreement dated March 29, 1996 between Registrant and Citrix Systems, Inc.
10.37(6)+  Software Licensing Agreement dated as of June 30, 1995 between
           Registrant and Evans & Sutherland Computer Corporation.
10.38(6)+  License and Development Agreement dated December 18, 1995 between
           Registrant and Software.com, Inc.
10.39(6)+  Cooperative Hardware Marketing Agreement dated November 29, 1995 between Registrant and IBM Corporation ("IBM"), as amended
           December 20, 1995.
10.40(6)+  X-Station Terminal Transition Agreement dated November 29, 1995 between Registrant and IBM, as amended December 13, 1995.
10.41(7)+  Asset Purchase Agreement dated February 20, 1996 by and between the
           Registrant and FTP Software, Inc.
10.42(7)+  Alliance Agreement dated June 27, 1996 by and between the
           Registrant and International Business Machines Corporation.
10.43(7)+  Asset Purchase Agreement dated June 3, 1996 by and between the
           Registrant and NetManage, Inc.
10.44(8)   IBM Letter of Intent and Funding Agreement.
10.45#     Attachment 2 to Article 1 - Development of the Alliance Agreement
           dated November 4, 1997 between Registrant and IBM Corporation
           ("IBM")
10.46      Attachment 3 to Article 2 - Manufacturing of the Alliance
           Agreement dated November 4, 1997 between Registrant and IBM
           Corporation ("IBM")
21.1       List of subsidiaries of Registrant.
23.1       Consent of KPMG Peat Marwick LLP.


24.1       Power of Attorney.  Reference is made to page 42 of this Report.
27.1       Financial Data Schedule.
* Constitutes a management contract or compensatory plan or arrangement equired to be filed pursuant to Item 14(c) of Form
           10-K.
+ Confidential treatment has been granted as to a portion of this exhibit.
# Confidential treatment has been requested as to a portion of this exhibit.
(1) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31, 1992.
(2) Incorporated by reference to identically numbered exhibit to Registrant's Form S-1 Registration Statement (No. 33-47246) which became effective on June 4, 1992 (the "1992 Registration
           Statement").
(3)        Incorporated by reference to Exhibit 3.3 to the 1992 Registration
           Statement.
(4) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31, 1993.
(5) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31, 1994.
(6) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31,
           1995.
(7) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31,
           1996.
(8) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Report for the quarter ended June 30, 1997.