Form 10-Q
period 1998-03-31
NETWORK COMPUTING DEVICES INC
filed 1998-05-11
CIK 886138

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                _______________

                                   FORM 10-Q
      (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended March 31, 1998

                                      or

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

                               Yes  _X_  No ____


The number of shares outstanding of the Registrant's Common Stock was 17,121,409 at March 31, 1998.

                        NETWORK COMPUTING DEVICES, INC.

                                     INDEX


              DESCRIPTION                               PAGE NUMBER
----------------------------------------                -----------
Cover Page                                                    1

Index                                                         2

Part I:   Financial Information

   Item 1:   Financial Statements

       Condensed Consolidated Balance Sheets as of March
          31, 1998 and December 31, 1997                      3
       Condensed Consolidated Statements of Operations for
          the Three-Month Periods Ended March 31, 1998 and
          1997                                                4
       Condensed Consolidated Statements of Cash Flows for
          the Three-Month Periods Ended March 31, 1998 and
          1997                                                5
       Notes to Condensed Consolidated Financial Statements   6

   Item 2:   Management's Discussion and Analysis of
             Financial Condition and Results of Operations    8

Part II:  Other Information

   Item 6:   Exhibits and Reports on Form 8-K                13

Signature                                                    14

                      NETWORK COMPUTING DEVICES, INC.

                        PART I:  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                    ASSETS

                                                         March 31,     December 31,
                                                           1998           1997
                                                        ----------     ------------
                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents                             $  28,870     $  21,240
  Short-term investments                                   10,732        10,240
  Accounts receivable, net                                 23,282        25,148
  Inventories                                              13,761        15,412
  Refundable and deferred income tax assets                 5,009         4,763
  Other current assets                                      3,178         2,843
                                                       ------------   -----------
Total current assets                                       84,832        79,646

Property and equipment, net                                 3,863         4,424
Other assets                                                1,559         2,444
                                                       ------------   -----------
Total assets                                            $  90,254     $  86,514
                                                       ------------   -----------
                                                       ------------   -----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  9,841     $  11,211
  Accrued expenses                                          7,869         8,955
  Income taxes payable                                        485           597
  Current portion of capital lease obligations                116           154
  Deferred revenue                                          4,369         4,918
                                                       ------------   -----------
Total current liabilities                                  22,680        25,835
Long-term portion of capital lease obligations                137           160
Shareholders' equity:
  Undesignated preferred stock                                  -             -
  Common stock                                             66,037        58,630
  Retained earnings (accumulated deficit)                   1,400         1,889
                                                       ------------   -----------
Total shareholders' equity                                 67,437        60,519
                                                       ------------   -----------
Total liabilities and shareholders' equity              $  90,254     $  86,514
                                                       ------------   -----------
                                                       ------------   -----------

                            See accompanying notes

                            NETWORK COMPUTING DEVICES, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended March 31,
                                                     -----------------------------
                                                           1998          1997
                                                       ------------   -----------
Net revenues:
    Hardware products and services                      $  22,573     $  22,927
    Software licenses and services                          8,091         8,137
                                                       ------------   -----------
Total net revenues                                         30,664        31,064
Cost of revenues:
    Hardware products and services                         17,344        15,069
    Software licenses and services                          2,466         2,992
                                                       ------------   -----------
Total cost of revenues                                     19,810        18,061
                                                       ------------   -----------

Gross margin                                               10,854        13,003
Operating expenses:
  Research and development                                  3,471         3,444
  Marketing and selling                                     7,505         7,141
  General and administrative                                1,041         1,665
                                                       ------------   -----------
Total operating expenses                                   12,017        12,250
                                                       ------------   -----------
Operating income (loss)                                    (1,163)          753
Interest income, net                                          411           468
Other income                                                    -           200
                                                       ------------   -----------
Income (loss) before income taxes                            (752)        1,421
Provision for income taxes (income tax benefit)              (263)          569
                                                       ------------   -----------

Net income (loss)                                       $    (489)    $     852
                                                       ------------   -----------
                                                       ------------   -----------

Net income (loss) per share
  Basic                                                 $   (0.03)     $   0.05
                                                       ------------   -----------
                                                       ------------   -----------
  Diluted                                               $   (0.03)     $   0.05
                                                       ------------   -----------
                                                       ------------   -----------

Shares used in per share computations
  Basic                                                    16,612        17,089
                                                       ------------   -----------
                                                       ------------   -----------
  Diluted                                                  16,612        18,889
                                                       ------------   -----------
                                                       ------------   -----------

                             See accompanying notes.

                             NETWORK COMPUTING DEVICES, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED - IN THOUSANDS)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                            1998           1997
                                                       ------------    ------------
Cash flows from operations:
 Net income (loss)                                       $  (489)      $    852
 Reconciliation to cash provided by (used in) operations:
  Depreciation and amortization                              830            776
  Changes in:
   Accounts receivable, net                                1,866          1,066
   Inventories                                             1,651         (1,461)
   Refundable and deferred income taxes                     (246)           797
   Other current assets                                     (335)        (1,286)
   Accounts payable                                       (1,370)         2,858
   Income taxes payable                                     (112)          (324)
   Accrued expenses                                       (1,086)           858
   Deferred revenue                                         (549)          (243)
                                                       ------------    ----------
  Cash provided by operations                                160          3,893
  Cash flows from investing activities:
   Short-term investments, net                              (492)        (1,015)
   Changes in other assets                                   885           (103)
   Property and equipment purchases, net                    (269)        (1,174)
                                                       ------------   -----------
  Cash provided by (used in) investing activities            124         (2,292)
  Cash flows from financing activities:
   Principal payments on capital lease obligations           (61)          (228)
   Proceeds from issuance of stock, net                    7,407            391
                                                       ------------   -----------
  Cash provided by financing activities                    7,346            163
                                                       ------------   -----------
  Increase in cash and equivalents                         7,630          1,764
  Cash and equivalents:
   Beginning of period                                    21,240         23,832
                                                       ------------   -----------
   End of period                                         $28,870       $ 25,596
                                                       ------------   -----------
                                                       ------------   -----------

                             See accompanying notes.

               NETWORK COMPUTING DEVICES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The consolidated results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1998.

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosures of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual consolidated financial statements for the year ending December 31, 1998. The Company's total comprehensive income (loss) for all periods presented herein would not have differed from those amounts reported as net income (loss) in the consolidated statements of operations.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted-average number of common shares and common equivalent shares from stock options (1,799,720 in the first quarter of 1997) outstanding, when dilutive, using the treasury stock method. In the first quarter of 1998 there were 3,471,402 options outstanding that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those years.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):


                                               March 31,       December 31,
                                                1998               1997
                                                ----               ----

    Purchased components and sub-assemblies     $11,736         $13,178
    Work in process                                 636             545
    Finished goods                                1,389           1,689
                                                  -----           -----
                                                $13,761         $15,412
                                                -------         -------
                                                -------         -------


INTEREST AND TAX PAYMENTS

Interest payments, primarily related to interest on capital lease liabilities, were $5,300 and $22,000 for the first three months of 1998 and 1997, respectively. Income tax payments were $40,200 and $53,600 for the first three months of 1998 and 1997, respectively.

STOCK REPURCHASE PROGRAM

In April 1997, the Company's Board of Directors adopted a program to repurchase up to 1,000,000 shares of the Company's common stock during the 12-month period ending April 30, 1998. Repurchases were made under the program using the Company's cash resources. Shares repurchased are available for the issuance under the Company's stock plans and for other

               NETWORK COMPUTING DEVICES, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

corporate purposes. In September 1997, the repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $8.38 to $12.00 per share for a total purchase price of $10.7 million. In November 1997, the Company's Board of Directors adopted an additional program to repurchase up to 1,000,000 shares of the Company's common stock during the 12-month period ending October 31, 1998. Repurchases of 191,400 shares were made in 1997 under the second program at prices ranging from $7.19 to $8.75 at a total aggregate price of $1.5 million. Total repurchases of 1,191,400 shares were made in 1997 at prices ranging from $7.19 to $12.00 per share for a total purchase price of $12.2 million. No repurchases were made in the first quarter of 1998.

MAJOR CUSTOMERS AND RELATED ACCOUNTS RECEIVABLE

International Business Machines Corporation ("IBM") accounted for approximately 24% and 17% of the Company's revenues for the first three months of 1998 and 1997, respectively. At March 31, 1998, related accounts receivable due from IBM were approximately $6.3 million.

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

THE FOLLOWING DISCUSSION SHOULD BE READ ONLY IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I -- ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q, AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997, CONTAINED IN THE COMPANY'S 1997 ANNUAL REPORT ON FORM 10-K.

OVERVIEW

Network Computing Devices, Inc. provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage access to any application from thin client, UNIX and PC desktops. The Company's product lines include the EXPLORA and family of thin clients, WINCENTER PRO-TM-multi-user WINDOWS NT-Registered Tradmark- application server software, and PC-XWARE-Registered Tradmark- software that delivers PC access to UNIX and multi-user WINDOWS NT PCs.

The Company sells hardware product to International Business Machines Corporation ("IBM") pursuant to the joint development agreement dated June 27, 1996 (the "IBM Agreement") of a network application terminal for resale by IBM. The IBM Agreement provides for IBM to purchase a substantial portion of its requirements for such products from the Company through December 31, 2000.

RECENT DEVELOPMENTS

During the first quarter of 1998, the Company signed a non-exclusive three-year agreement with Intel Corporation under which the Company and Intel will collaborate to produce desktop devices based on guidelines for Lean Client systems outlined by Intel in December 1997. Under the terms of the agreement, the Company will develop a "reference platform design" consisting of Pentium-based lean client hardware integrated with software technology from both companies. Subject to the Company's successful completion of the development project, including the Company's demonstration of volume production, Intel has agreed to (i) reference the Company's lean client design(s) as the "preferred design" for the lean client marketplace and (ii) refrain from developing a board level product(s) substantially equivalent to the Company's lean client design(s) for a specified period of time. Additionally, Intel has agreed to provide the Company with chipset and CPU product pricing consistent with pricing offered to other market makers or market leaders shipping the largest volume of units in a given market segment. The agreement provides that the Company will develop new product designs based on Intel architecture and the Company will have a limited period of exclusivity for such design(s). Thereafter, Intel shall have the option to acquire a non-exclusive license to any Company lean client design(s) developed by the Company under the auspices of the agreement. The agreement further contemplates that Intel may elect to terminate the agreement for convenience prior to the Company's completion of its development efforts upon Intel's payment to the Company of substantial specified lump sum payments.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

Total net revenues for the first three months of 1998 were $30.7 million, a decrease of 1% from 1997 net revenues of $31.1 million. Sales related to the IBM Agreement accounted for approximately 24% and 17% of revenues in the first three months of 1998 and 1997, respectively.

HARDWARE REVENUES

Hardware revenues consist primarily of revenues from the sale of thin client products and related hardware, and to a lesser extent, fees for related service activities. Hardware revenues were $22.6 million for the first three months of 1998, essentially unchanged from revenues of $22.9 million in the first three months of 1997. The mix in revenues changed, however, as increased shipments to IBM and increased shipments of monitors offset the combined impact of lower volume and lower average selling prices to other customers.

SOFTWARE REVENUES

Software revenues consist primarily of revenues from the licensing of software products and related support services. Current software products that are generating revenue include WINCENTER-TM-, the Company's multi-user WINDOWS NT application server software, PC-XWARE, the Company's thin client software for PCs, and NCDWARE, the Company's proprietary thin client software. Revenues from software and related services were $8.1 million for the first three months of both 1998 and 1997. The mix of software revenues changed slightly, reflecting higher WINCENTER revenues and software support revenues and lower PC-XWARE revenues in the first three months of 1998. In addition, revenues for the first three months of 1997 reflected $797,000 related to an agreement with AT&T that terminated in September 1997.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin percentages on Hardware revenues were 23% and 34% for the first three months of 1998 and 1997, respectively. The decrease in margin for the first three months of 1998 relates to increased sales of lower margin products including lower-priced EXPLORA thin clients, monitors and products sold to IBM on an OEM basis under the IBM Agreement. The Company currently anticipates that the mix of hardware OEM revenues as a component of total hardware revenues will continue to rise. In addition, the Company plans to increase the percentage of revenues generated through indirect channels. The combined impact of changes is likely to result in reduced overall gross margin percentages on hardware revenues in future periods.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin percentages on Software revenues were 70% and 63% for the first three months of 1998 and 1997, respectively. The increase in gross margin percentages for the first three months of 1998 is primarily related to increased sales of software support, which have higher margins than other software sales. Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis; accordingly, royalties are a significant component of total software cost of sales for 1998 and 1997.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses of $3.5 million and $3.4 million for the first three months of 1998 and 1997, respectively, were essentially unchanged both in dollars and as a percentage of revenues.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $7.5 million and $7.1 million for the first three months of 1998 and 1997, respectively. The increase primarily reflects increased costs related to the Company's increased focus on technical support. As a percentage of net revenues, marketing and selling expenses were 24% and 23% for the first three months of 1998 and 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $1.0 million and $1.7 million for the first three months of 1998 and 1997, respectively. The decrease in the first three months of 1998 primarily reflects increased efficiencies and continued cost controls related to personnel costs, facilities costs and outside service fees. As a percentage of net revenues, G&A expenses were 3% and 5% for the first three months of 1998 and 1997, respectively.

INTEREST INCOME, NET

Interest income, net of interest expense, was $411,000 and $468,000 for the first three months of 1998 and 1997, respectively. The decreases were primarily due to lower average balances in interest-earning accounts.

OTHER INCOME, NET

Other income includes non-operating income, net of non-operating expense. Other income in the first three months of 1997 reflects the receipt of insurance proceeds for certain legal expenses incurred in association with the securities litigation costs. No significant other income was produced during 1998.

INCOME TAXES AND INCOME TAX BENEFIT

The Company recognized an income tax benefit of $263,000 in the first three months of 1998 compared to income tax provision of $569,000 in the first three months of 1997. At March 31, 1998, the Company's gross deferred tax assets are approximately $5.4 million. Based on the Company's expected operating results, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has established no asset valuation allowances.

FINANCIAL CONDITION

Total assets of $90.3 million at March 31, 1998 increased from $86.5 million at December 31, 1997. The change in total assets reflects increases in cash and short-term investments and income tax assets of $8.1 million and $1.0 million, respectively, partially offset by decreases in accounts receivable and inventories of $1.9 million and $1.7 million, respectively. Cash and short-term investments increased primarily from cash received from equity investment by Intel. Total liabilities as of March 31, 1998 decreased by $3.2 million, or 12%, from December 31, 1997. The decrease was primarily related to decreases in accounts payable and accrued expenses of $1.4 million and $1.1 million, respectively.

CAPITAL REQUIREMENTS

Capital spending requirements for the remainder of 1998 are estimated at approximately $3.0 million. At March 31, 1998, the Company had commitments for capital expenditures of approximately $220,000, primarily related to manufacturing tooling and facilities.

LIQUIDITY

As of March 31, 1998, the Company had combined cash and equivalents and short-term investments totaling $39.6 million, with no significant debt.
Cash provided by operations was $1.0 million in the first three months of 1998 compared to $3.9 million in the first three months of 1997. In 1998, decreases in accounts receivable and inventories of $1.9 million and $1.7 million, respectively, and depreciation of $830,000 were largely offset by decreases in accounts payable and accrued expenses of $1.4 million and $1.1 million, respectively, and a net loss of $489,000. In the first three months of 1997, increases in accounts payable of $2.9 million, decreases in accounts receivable of $1.1 million, net income of $852,000 and depreciation of $776,000 were only partially offset by an increase in inventories of $1.5 million and a decrease in other current assets and other of $1.3 million. Cash flows provided by financing activities in 1998 primarily reflects Intel's investment in the Company's common stock.

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

RELIANCE ON OEM RELATIONSHIPS

The Company has committed significant resources, including research and development, manufacturing and sales and marketing resources, to the execution of the IBM Agreement. The production cycle of related product requires the Company to rely on IBM to provide accurate product requirement forecasts, which have in the past, and will in the future, be subject to changes by IBM. Should the Company commence production of related product based on provided forecasts that are subsequently reduced, the Company bears the risk of increased levels of unsold inventories. Should the expected business volumes associated with the IBM Agreement not occur, or occur in volumes below management's expectations, there would be a material, adverse effect on the Company's operating results.

The Company currently anticipates that the mix of hardware revenues as a component of total revenues may rise as a result of potential OEM relationships for the Company's thin client computing products, which would likely lead to overall reduced gross margins on total revenues.

OTHER RISK FACTORS

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

The Company has significant deferred tax assets and will have to generate a significant amount of future taxable income to realize its deferred tax assets. There can be no assurance that future levels of pretax earnings for financial reporting purposes will be sufficient to realize the deferred tax assets.

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

See Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Performance and Risk Factors contained in the Company's 1997 Annual Report on Form 10-K.

                        NETWORK COMPUTING DEVICES, INC.

                          PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith:

     *Exhibit 10.47  Development and License Agreement dated March 6,
                     1998 between Registrant and Intel Corporation.
      Exhibit 27     Financial Data Schedule.
      Exhibit 27.1   Restated March 31, 1997 Financial Data Schedule.

     * Confidential treatment has been requested as to a portion of this exhibit.

(b) The Company filed no reports on Form 8-K during the three-month period ended March 31, 1998.

                        NETWORK COMPUTING DEVICES, INC.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Network Computing Devices, Inc.
                         (Registrant)

Date:  May 8, 1998

                         By: /S/ RUDOLPH G. MORIN
                            ---------------------------------
                              Rudolph G. Morin
                              Executive Vice President, Operations & Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)