Form 10-Q
period 1998-06-30
NETWORK COMPUTING DEVICES INC
filed 1998-08-10
CIK 886138

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                  _______________

                                     FORM 10-Q
  (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the quarterly period ended June 30, 1998

                                         or

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

The number of shares outstanding of the Registrant's Common Stock was 16,460,231 at June 30, 1998.

                           NETWORK COMPUTING DEVICES, INC.

                                        INDEX




DESCRIPTION                                                          PAGE NUMBER
------------------------------------------------------------         -----------
Cover Page                                                                  1

Index                                                                       2

Part I:  Financial Information

 Item 1:  Financial Statements

     Condensed Consolidated Balance Sheets as of June 30, 1998 and
          December 31, 1997                                                 3

     Condensed Consolidated Statements of Operations for the Three-
          and Six-Month Periods Ended June 30, 1998 and 1997                4

     Condensed Consolidated Statements of Cash Flows for the Six-
          Month Periods Ended June 30, 1998 and 1997                        5

     Notes to Condensed Consolidated Financial Statements                   6

 Item 2:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

Part II:  Other Information

 Item 6:  Exhibits and Reports on Form 8-K                                 14

Signature                                                                  15

                           NETWORK COMPUTING DEVICES, INC.
                            PART I:  FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (IN THOUSANDS)


                                 ASSETS
                                                                    June 30,     December 31,
                                                                     1998            1997
                                                                    -------        -------
Current assets:
  Cash and cash equivalents                                        $ 27,179       $ 21,240
  Short-term investments                                             10,506         10,240
  Accounts receivable, net                                           13,346         25,148
  Inventories                                                        12,882         15,412
  Refundable and deferred income tax assets                           5,458          4,763
  Other current assets                                                3,450          2,843
                                                                    -------        -------
Total current assets                                                 72,821         79,646

Property and equipment, net                                           3,495          4,424
Other assets                                                          1,489          2,444
                                                                    -------        -------
Total assets                                                       $ 77,805       $ 86,514
                                                                    -------        -------
                                                                    -------        -------


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $  5,293       $ 11,211
  Accrued expenses                                                    7,882          8,955
  Income taxes payable                                                  405            597
  Current portion of capital lease obligations                           90            154
  Deferred revenue                                                    3,393          4,918
                                                                    -------        -------
Total current liabilities                                            17,063         25,835
Long-term portion of capital lease obligations                          115            160
Shareholders' equity:
  Undesignated preferred stock                                            -              -
  Common stock                                                       59,960         58,630
  Retained earnings                                                     667          1,889
                                                                    -------        -------
Total shareholders' equity                                           60,627         60,519
                                                                    -------        -------
Total liabilities and shareholders' equity                         $ 77,805       $ 86,514
                                                                    -------        -------
                                                                    -------        -------



                               See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                               Three Months Ended June 30,              Six Months Ended June 30,
                                                              -----------------------------         -------------------------------
                                                                 1998                 1997               1998               1997
                                                               ---------          ----------         ----------        ----------
Net revenues:
    Hardware products and services                             $  14,677          $   26,889         $   37,251        $   49,816
    Software licenses and services                                 7,988               7,473             16,078            15,610
                                                               ---------          ----------         ----------        ----------
Total net revenues                                                22,665              34,362             53,329            65,426
Cost of revenues:
    Hardware products and services                                10,556              18,767             27,899            33,836
    Software licenses and services                                 2,785               1,550              5,252             4,542
                                                               ---------          ----------         ----------        ----------
Total cost of revenues                                            13,341              20,317             33,151            38,378
                                                               ---------          ----------         ----------        ----------
Gross margin                                                       9,324              14,045             20,178            27,048
Operating expenses:
  Research and development                                         3,291               3,527              6,762             6,971
  Marketing and selling                                            8,076               8,229             15,581            15,370
  General and administrative                                       1,413               1,677              2,454             3,342
                                                               ---------          ----------         ----------        ----------
Total operating expenses                                          12,780              13,433             24,797            25,683
                                                               ---------          ----------         ----------        ----------

Operating income (loss)                                           (3,456)                612             (4,619)            1,365
Interest income, net                                                 466                 549                877             1,017
Other income                                                       1,862                   -              1,862               200
                                                               ---------          ----------         ----------        ----------

Income (loss) before income taxes                                 (1,128)              1,161             (1,880)            2,582
Provision for income taxes (income tax benefit)                     (395)                464               (658)            1,033
                                                               ---------          ----------         ----------        ----------
Net income (loss)                                               $   (733)           $    697         $   (1,222)       $    1,549
                                                               ---------          ----------         ----------        ----------
                                                               ---------          ----------         ----------        ----------
Net income (loss) per share
    Basic                                                       $  (0.04)           $   0.04         $    (0.07)       $     0.09
                                                               ---------          ----------         ----------        ----------
                                                               ---------          ----------         ----------        ----------
    Diluted                                                     $  (0.04)           $   0.04         $    (0.07)       $     0.08
                                                               ---------          ----------         ----------        ----------
                                                               ---------          ----------         ----------        ----------
Shares used in per share computations
    Basic                                                         16,731              17,121             16,672            17,105
                                                               ---------          ----------         ----------        ----------
                                                               ---------          ----------         ----------        ----------
    Diluted                                                       16,731              18,820             16,672            18,857
                                                               ---------          ----------         ----------        ----------
                                                               ---------          ----------         ----------        ----------



                               See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)


                                                                   Six Months Ended June 30,
                                                                --------------------------------
                                                                    1998                1997
                                                                ----------            ---------
Cash flows from operations:
    Net income (loss)                                           $   (1,222)           $   1,549
    Reconciliation to cash provided by operations:
         Depreciation and amortization                               1,573                1,616
         Gain on sale of investment                                 (1,862)                   -
         Changes in:
            Accounts receivable, net                                11,802               (3,746)
            Inventories                                              2,530                 (826)
            Refundable and deferred income taxes                      (695)               4,028
            Other current assets                                      (607)                 539
            Accounts payable                                        (5,918)               2,174
            Income taxes payable                                      (192)                   -
            Accrued expenses                                        (1,073)                (582)
            Deferred revenue                                        (1,525)                 211
                                                                ----------            ---------
         Cash provided by operations                                 2,811                4,963

         Cash flows from investing activities:
            Short-term investments, net                               (266)             (10,467)
            Proceeds from sale of investment                         2,141                    -
            Changes in other assets                                    676                  106
            Property and equipment purchases                          (644)              (1,589)
                                                                ----------            ---------
         Cash provided by (used in) investing activities             1,907              (11,950)

         Cash flows from financing activities:
            Principal payments on capital lease obligations           (109)                (484)
            Repurchases of common stock                             (6,975)              (3,402)
            Proceeds from issuance of stock, net                     8,305                1,397
                                                                ----------            ---------
         Cash provided by (used in) financing activities             1,221               (2,489)
                                                                ----------            ---------
         Increase (decrease) in cash and equivalents                 5,939               (9,476)

         Cash and equivalents:
            Beginning of period                                     21,240               23,832
                                                                ----------            ---------
            End of period                                       $   27,179            $  14,356
                                                                ----------            ---------
                                                                ----------            ---------



                               See accompanying notes.

                          NETWORK COMPUTING DEVICES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The consolidated results of operations for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1998.

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

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and common equivalent shares from stock options (1,699,330 and 1,751,912 in the second quarter and first six months of 1997, respectively) outstanding, when dilutive, using the treasury stock method. In the second quarter of 1998 there were 3,764,278 options outstanding that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for that period and for the six-month period ended June 30, 1998.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):

                                                   June 30,      December 31,
                                                      1998           1997
                                                      ----           ----
          Purchased components and sub-assemblies  $10,623         $13,178
          Work in process                              560             545
          Finished goods                             1,699           1,689
                                                   -------         -------
                                                   $12,882         $15,412
                                                   -------         -------
                                                   -------         -------

INTEREST AND TAX PAYMENTS

Interest payments, primarily related to interest on capital lease liabilities, were $4,500 and $14,000 for the second quarters of 1998 and 1997, respectively, and $9,800 and $36,000 for the first six months of 1998 and 1997, respectively. Income tax payments were $61,600 and $60,100 for the second quarters of 1998 and 1997, respectively, and $101,800 and $113,700 for the first six months of 1998 and 1997, respectively. An income tax refund of $3.0 million was received during the second quarter of 1997.

                           NETWORK COMPUTING DEVICES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STOCK REPURCHASE PROGRAM

In April 1997, the Company's Board of Directors adopted a program to repurchase up to 1,000,000 shares of the Company's common stock during the 12-month period ended April 30, 1998. Repurchases were made under the program using the Company's cash resources. Shares repurchased are available for the issuance under the Company's stock plans and for other corporate purposes. In September 1997, the repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $8.38 to $12.00 per share for a total purchase price of $10.7 million. In November 1997, the Company's Board of Directors adopted an additional program to repurchase up to 1,000,000 shares of the Company's common stock during the 12-month period ending October 31, 1998. Repurchases of 998,000 shares have been made through June 30, 1998 under the second program at prices ranging from $6.50 to $9.63 at a total aggregate price of $8.5 million. Total repurchases of 1,998,000 shares were made under both programs at prices ranging from $6.50 to $12.00 per share for a total purchase price of $19.2 million. In June 1998, the Company announced an additional program to repurchase up to 750,000 shares of the Company's common stock.

MAJOR CUSTOMERS AND RELATED ACCOUNTS RECEIVABLE

International Business Machines Corporation ("IBM") accounted for approximately 20% and 23% of the Company's revenues for the second quarters of 1998 and 1997, respectively, and approximately 23% and 20% for the first six months of 1998 and 1997, respectively. At June 30, 1998, related accounts receivable due from IBM were approximately $3.9 million.

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

OVERVIEW

Network Computing Devices, Inc. provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage access to any application from thin client, UNIX and PC desktops. The Company's product lines include the NCD THINSTAR and NCD EXPLORA family of thin clients, NCD THINSTAR CONECTIVITY SUITE, NCD WINCENTER-TM- multi-user WINDOWS NT application server software, and NCD PC-XWARE-Registered Trademark- software that delivers PC access to UNIX and multi-user WINDOWS NT PCs. These products are sold through OEMs, system integrators and distributor/VAR channels worldwide.

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

In June 1998, the Company announced that they have developed a WINDOWS-based terminal, endorsed by Microsoft, based on Microsoft's CE operating system. This new WINDOWS-based terminal, which utilizes Microsoft's RDP protocol and/or Citrix's ICA protocol, can access Microsoft's NT operating system from multiple desktops.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

Total net revenues for the second quarters of 1998 and 1997 were $22.7 million and $34.4 million, respectively, representing a decrease of 34%, and $53.3 and $65.4 million for the first six months of 1998 and 1997, respectively, representing a decrease of 19%. Sales related to the IBM Agreement accounted for approximately 20% and 23% of revenues in the second quarters of 1998 and 1997, respectively, and approximately 23% and 20% in the first six months of 1998 and 1997, respectively.

HARDWARE REVENUES

Hardware revenues consist primarily of revenues from the sale of thin client products and related hardware, and to a lesser extent, fees for related service activities. Hardware revenues were $14.7 million and $26.9 million for the second quarters of 1998 and 1997, respectively, and $37.3 million and $49.8 million for the first six months of 1998 and 1997, respectively. The decline from the second quarter of 1997 to the second quarter of 1998 reflects decreased shipments to IBM and the combined impact of lower volume and lower average selling prices to other customers. The decline in the first six months of 1998 compared with the same period in 1997 primarily reflects a change in the mix of products sold, reflecting substantially lower average selling prices, offset partially by increased shipments of monitors in the first quarter of 1998.

SOFTWARE REVENUES

Software revenues consist primarily of revenues from the licensing of software products and related support services. Current software products that are generating revenue include NCD WINCENTER, the Company's multi-user WINDOWS NT application server software, NCD PC-XWARE, the Company's thin client software for PCs, and NCDWARE, the Company's proprietary thin client software. Revenues from software and related services were $8.0 million and $7.5 million for the second quarters of 1998 and 1997, respectively, and $16.1 million and $15.6 million for the first six months of 1998 and 1997, respectively. The mix of software revenues changed slightly, reflecting higher WINCENTER revenues and software support revenues and lower PC-XWARE revenues in the second quarter and first six months of 1998. In addition, revenues for the second quarter and first six months of 1997 reflected $250,000 and $1.0 million, respectively, related to an agreement with AT&T that terminated in September 1997. The Company contracts with other third parties including Microsoft Corporation and Citrix Systems, Inc. ("Citrix") to license technology used in certain of its software products. These third parties have the right, upon certain specified notification, to terminate such licensing agreements. Citrix has recently notified the Company of its intent to terminate this relationship as of September 30, 1998. This could result in significantly reduced sales of WINCENTER products, and, accordingly, software revenues in future periods.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin percentages on Hardware revenues were 28% and 30% for the second quarters of 1998 and 1997, respectively, and 25% and 32% for the first six months of 1998 and 1997, respectively. The decrease in margin for the second quarter and first six months of 1998 reflects lower margins on products sold to IBM on an OEM basis, increased sales of low margin monitors and increased sales of other lower margin products. The Company currently anticipates that the mix of hardware OEM revenues as a component of total hardware revenues will continue to rise. In addition, the Company plans to increase the percentage of revenues generated through indirect channels. The combined impact of these changes is likely to result in reduced overall gross margin percentages on hardware revenues in future periods.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin percentages on Software revenues were 65% and 79% for the second quarters of 1998 and 1997, respectively, and 67% and 71% for the first six months of 1998 and 1997, respectively. The decrease in gross margin percentages for the second quarter and first six months of 1998 is related to the combined impact of high margin AT&T revenues recognized in the second quarter and first six months of 1997 which were not recognized in 1998 and reduced margin from increased NCD WINCENTER sales and the reduction of NCD PC-XWARE sales. Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis; accordingly, royalties are a significant component of total software cost of sales for 1998 and 1997.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $3.3 million and $3.5 million for the second quarters of 1998 and 1997, respectively, and $6.8 million and $7.0 million for the first six months of 1998 and 1997, respectively. Although R&D expenses decreased slightly in absolute dollars, the investment in R&D as a percentage of net revenues increased as the Company continued to invest in R&D in a period of lower revenues. As a percentage of net revenues, R&D expenses were 15% and 10% for the second quarters of 1998 and 1997, respectively, and 13% and 11% for the first six months of 1998 and 1997, respectively.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $8.1 million and $8.2 million for the second quarters of 1998 and 1997, respectively, and $15.6 million and $15.4 million for the first six months of 1998 and 1997, respectively. Although marketing and selling expenses remain relatively static in absolute dollars, these expenses increased as a percentage of net revenues as the Company continued to invest in tradeshows and its focus on technical support in a period of lower revenues. As a percentage of net revenues, marketing and selling expenses were 36% and 24% for the second quarters of 1998 and 1997, respectively, and 29% and 23% for the first six months of 1998 and 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $1.4 million and $1.7 million for the second quarters of 1998 and 1997, respectively, and $2.5 million and $3.3 million for the first six months of 1998 and 1997, respectively. The decrease in the second quarter and first six months of 1998 primarily reflects increased efficiencies and continued cost controls related to personnel costs, facilities costs and outside service fees. As a percentage of net revenues, G&A expenses were 6% and 5% for the second quarters of 1998 and 1997, respectively, and 5% for the first six months of both 1998 and 1997.

INTEREST INCOME, NET

Interest income, net of interest expense, was $466,000 and $549,000 for the second quarters of 1998 and 1997, respectively, and $877,000 and $1.0 million for the first six months of 1998 and 1997, respectively. The decreases were primarily due to lower average balances in interest-earning accounts.

OTHER INCOME, NET

Other income includes non-operating income, net of non-operating expense. Other income for the second quarter and first six months of 1998 reflects the sale of approximately 90% of the Company's interest in Precept Software, Inc. ("Precept") after Precept was acquired by Cisco Systems in March 1998, resulting in a net gain of approximately $1.9 million. The Company acquired shares of Precept in 1995 in return for providing specialized software. Other income in the first six months of 1997 reflects the receipt of insurance proceeds for certain legal expenses incurred in association with the securities litigation costs.

INCOME TAXES AND INCOME TAX BENEFIT

The Company recognized an income tax benefit of $395,000 and $658,000 in the second quarter and first six months of 1998, respectively, compared to an income tax provision of $464,000 and $1.0 million in the second quarter and first six months of 1997, respectively. At June 30, 1998, the Company's gross deferred tax assets are approximately $5.9 million. Based on the Company's expected operating results, management believes that it is more likely than not that the Company will realize the benefit of the deferred tax assets recorded and, accordingly, has established no asset valuation allowances.

FINANCIAL CONDITION

Total assets of $77.8 million at June 30, 1998 decreased from $86.5 million at December 31, 1997. The change in total assets reflects decreases in accounts receivable and inventories of $11.8 million and $2.5 million, respectively, partially offset by increases in cash and short-term investments of $6.2 million. Cash and short-term investments increased primarily from customer receipts partially offset by corporate repurchases of common stock of $7.0 million. Total liabilities as of June 30, 1998 decreased by $8.8 million, or 34%, from December 31, 1997. The decrease was primarily related to decreases in accounts payable and deferred revenue of $5.9 million and $1.5 million, respectively.

CAPITAL REQUIREMENTS

Capital spending requirements for the remainder of 1998 are estimated at approximately $800,000. At June 30, 1998, the Company had commitments for capital expenditures of approximately $270,000, primarily related to manufacturing tooling and facilities.

LIQUIDITY

As of June 30, 1998, the Company had combined cash and equivalents and short-term investments totaling $37.7 million, with no significant debt. Cash provided by operations was $2.8 million in the first six months of 1998 compared to $5.0 million in the first six months of 1997. In 1998, decreases in accounts receivable and inventories of $11.8 million and $2.5 million, respectively, and depreciation and amortization of $1.6 million were largely offset by decreases in accounts payable and deferred revenues of $5.9 million and $1.5 million, respectively, the gain on sale of the Precept investment of $1.9 million and a net loss of $1.2 million. In the first six months of 1997, decreases in refundable and deferred income taxes of $4.0 million, increases in income taxes payable of $2.1 million, net income of $1.5 million and depreciation of $1.6 million were only partially offset by an increase in accounts receivable of $3.7 million. Cash flows from investing activities in 1998 primarily reflects proceeds from the sale of the Precept investment. Cash flows provided by financing activities in 1998 primarily reflects Intel's investment in the Company's common stock, offset by corporate common stock repurchases of $7.0 million.

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

EVOLVING THIN CLIENT COMPUTING MARKET

The Company derives a majority of its revenues from the sale of thin client network computing products and related software. Until several years ago, the Company's thin client product offerings primarily focused on the UNIX marketplace using the Company's X protocol. The Company's introduction of its WINCENTER multi-user WINDOWS NT application server software and new, lower-priced thin client network computing devices allowed the Company to offer thin client network computing systems that provide users with access to Windows applications. The Company's expansion of its thin client computing model into the WINDOWS-based environment has been limited because of the Company's inability to offer an endorsed Microsoft solution within the WINDOWS market prior to the introduction of the WINDOWS-based terminal in June 1998 and intense competition from alternative desktop systems, particularly personal computers, whose selling prices are at historic lows for relatively high performance configurations. The Company's future success will depend in substantial part upon increased acceptance of the thin client computing model and the successful marketing of the Company's new thin client computing products. There can be no assurance that the Company's new thin client computing products will compete successfully with alternative desktop solutions or that the thin client computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for the Company's thin client computing products would have a material, adverse effect on the Company's business, operating results and financial condition.

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

OTHER RISK FACTORS

The Company experiences significant competition from other thin client manufacturers, suppliers of personal computers and workstations and software developers. Competition within the thin client computing market has intensified over the past several years, resulting in price reductions and reduced profit margins. The Company expects this intense competition to continue, and there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. The Company's software products also face substantial competition from software vendors that offer similar products, including several large software companies. Additionally, as the Company expands the network computing model into the Windows-based environment, the Company's software products will face increased competition in this evolving market, including new product offerings from Microsoft Corporation and Citrix Systems, Inc.

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

The Company has significant deferred tax assets and will have to generate a significant amount of future taxable income to realize its deferred tax assets. If the Company is unable to realize its deferred tax assets, it will have to establish a valuation allowance which could have a material adverse effect on future operating results. There can be no assurance that future levels of pretax earnings for financial reporting purposes will be sufficient to realize the deferred tax assets.

The Company relies substantially on independent distributors and resellers, particularly in European markets and is expanding that model in the US, for the marketing and distribution of its products. There can be no assurance that the Company's distributors and resellers will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of the Company's competitors. A reduction in sales effort or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales and could adversely affect the Company's operating results. In addition, there can be no assurance as to the continued viability or the financial stability of the Company's distributors and resellers, the Company's ability to retain its existing distributors and resellers or the Company's ability to add distributors and resellers in the future.

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

                           NETWORK COMPUTING DEVICES, INC.


                            PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 28, 1998.

(a) The following seven persons nominated by management were elected as directors at the meeting:

          Robert G. Gilbertson
          Philip Greer
          Douglas H. Klein
          Paul Low
          Stephen A. MacDonald
          Rudolph G. Morin
          Peter Preuss

(b) A proposal to approve the reincorporation of the Company in the State of Delaware and other related changes to the rights of shareholders was adjourned until June 19, 1998.

(c) A proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 1989 Stock Option Plan by 500,000 shares was approved by a vote of 12,655,136 shares for, 3,189,986 shares against and 11,854 shares abstaining.

(d) A proposal to increase the number of shares of Common Stock reserved for issuance under the Company's Employee Stock Purchase Plan by 200,000 shares was approved by a vote of 15,512,266 shares for, 316,706 shares against and 128,004 shares abstaining.

(e) A proposal to ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the current fiscal year was approved by a vote of 15,841,256 shares for, 60,179 shares against, and 55,541 shares abstaining.

On June 19, 1998 the proposal to reincorporate the Company in the State of Delaware was approved by a vote of 9,124,514 shares for, 1,807,884 shares against and 68,705 shares abstaining.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

     Exhibit 27     Financial Data Schedule.


(b) The Company filed no reports on Form 8-K during the three-month period ended June 30, 1998.

                           NETWORK COMPUTING DEVICES, INC.



                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Network Computing Devices, Inc.
                         (Registrant)

Date:  August 7, 1998

                         By:  /s/ Rudolph G. Morin
                              --------------------------------
                              Rudolph G. Morin
                              Executive Vice President, Operations & Finance and Chief Financial Officer (Duly Authorized and Principal Financial and Accounting Officer)