Form 10-Q
period 1998-09-30
NETWORK COMPUTING DEVICES INC
filed 1998-11-13
CIK 886138

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                                     ---------

                                     FORM 10-Q
 (Mark One)
     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended September 30, 1998

                                         or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                   For the transition period from ______to ______

                          Commission file number: 0-20124


                          NETWORK COMPUTING DEVICES, INC.
               (Exact name of registrant as specified in its charter)


                 Delaware                                   77-0177255
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

             350 North Bernardo Avenue, Mountain View, California 94043
               (Address of principal executive offices and zip code)

                   Registrant's telephone number:  (650) 694-0650


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

The number of shares outstanding of the Registrant's Common Stock was 15,942,049 at October 31, 1998.

                           NETWORK COMPUTING DEVICES, INC.




                                       INDEX



                         DESCRIPTION                             PAGE NUMBER
---------------------------------------------------------        -----------
Cover Page                                                            1

Index                                                                 2

Part I: Financial Information

     Item 1: Financial Statements

        Condensed Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997                 3

        Condensed Consolidated Statements of Operations
             for the Three-and Nine-Month Periods Ended
             September 30, 1998 and 1997                              4

        Condensed Consolidated Statements of Cash Flows
             for the Nine-Month Periods Ended September 30,
             1998 and 1997                                            5

        Notes to Condensed Consolidated Financial Statements          6

     Item 2: Management's Discussion and Analysis of
             Financial Condition and Results of Operations            8

Part II: Other Information

     Item 6: Exhibits and Reports on Form 8-K                         15

Signature                                                             16


                                 NETWORK COMPUTING DEVICES, INC.

                                  PART I:  FINANCIAL INFORMATION

                                  ITEM 1.  FINANCIAL STATEMENTS

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS)


                                     ASSETS
                                                   September 30,       December 31,
                                                      1998                1997
                                                   -------------      -------------
Current assets:
  Cash and cash equivalents                        $      16,558      $      21,240
  Short-term investments                                  12,157             10,240
  Accounts receivable, net                                18,546             25,148
  Inventories                                             12,841             15,412
  Refundable and deferred income tax assets                5,508              4,763
  Other current assets                                     2,606              2,843
                                                   -------------      -------------
Total current assets                                      68,216             79,646

Property and equipment, net                                3,237              4,424
Other assets                                               2,119              2,444
                                                   -------------      -------------
Total assets                                       $      73,572      $      86,514
                                                   -------------      -------------
                                                   -------------      -------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $       9,132      $      11,211
  Accrued expenses                                         5,581              8,955
  Income taxes payable                                       308                597
  Current portion of capital lease obligations                91                154
  Deferred revenue                                         2,665              4,918
                                                   -------------      -------------
Total current liabilities                                 17,777             25,835
Long-term portion of capital lease obligations                92                160
Shareholders' equity:
  Undesignated preferred stock                                 -                  -
  Common stock                                            57,272             58,630
  Retained earnings                                       (1,569)             1,889
                                                   -------------      -------------
Total shareholders' equity                                55,703             60,519
                                                   -------------      -------------
Total liabilities and shareholders' equity         $      73,572      $      86,514
                                                   -------------      -------------
                                                   -------------      -------------



                               See accompanying notes.

                          NETWORK COMPUTING DEVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                  --------------------------------     -------------------------------
                                                     1998                 1997            1998                1997
                                                  ----------           ----------      ----------          ----------
Net revenues:
  Hardware products and services                  $   20,877           $   26,532      $   58,128          $   76,347
  Software licenses and services                       5,238                8,114          21,316              23,725
                                                  ----------           ----------      ----------          ----------
Total net revenues                                    26,115               34,646          79,444             100,072

Cost of revenues:
  Hardware products and services                      15,224               19,764          43,123              53,600
  Software licenses and services                       1,700                2,579           6,952               7,121
                                                  ----------           ----------      ----------          ----------
Total cost of revenues                                16,924               22,343          50,075              60,721
                                                  ----------           ----------      ----------          ----------
Gross margin                                           9,191               12,303          29,369              39,351

Operating expenses:
  Research and development                             3,236                3,703           9,998              10,674
  Marketing and selling                                7,405                7,379          22,986              22,749
  General and administrative                           1,427                1,722           3,881               5,064
  Credit on litigation settlement                          -                 (147)              -                (147)
                                                  ----------           ----------      ----------          ----------
Total operating expenses                              12,068               12,657          36,865              38,340
                                                  ----------           ----------      ----------          ----------

Operating income (loss)                               (2,877)                (354)         (7,496)              1,011
Interest income, net                                     413                  435           1,290               1,452
Other income                                             228                    -           2,090                 200
                                                  ----------           ----------      ----------          ----------

Income (loss) before income taxes                     (2,236)                  81          (4,116)              2,663
Provision for income taxes (income tax benefit)            -                   30            (658)              1,063
                                                  ----------           ----------      ----------          ----------
Net income (loss)                                 $   (2,236)          $       51      $   (3,458)         $    1,600
                                                  ----------           ----------      ----------          ----------
                                                  ----------           ----------      ----------          ----------


Net income (loss) per share
  Basic                                           $    (0.14)          $     0.00      $    (0.21)         $     0.09
                                                  ----------           ----------      ----------          ----------
                                                  ----------           ----------      ----------          ----------

Diluted                                           $    (0.14)          $     0.00      $    (0.21)         $     0.09
                                                  ----------           ----------      ----------          ----------
                                                  ----------           ----------      ----------          ----------

Shares used in per share computations
  Basic                                               16,228               16,355          16,522              16,852
                                                  ----------           ----------      ----------          ----------
                                                  ----------           ----------      ----------          ----------
  Diluted                                             16,228               17,848          16,522              18,520
                                                  ----------           ----------      ----------          ----------
                                                  ----------           ----------      ----------          ----------




                               See accompanying notes.

                          NETWORK COMPUTING DEVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)


                                                           Nine Months Ended September 30,
                                                           -------------------------------
                                                               1998                1997
                                                           -----------          ----------
Cash flows from operations:
  Net income (loss)                                        $    (3,458)         $    1,600
  Reconciliation to cash provided by operations:
    Depreciation and amortization                                2,273               2,403
    Gain on sale of investment                                  (2,090)                  -
    Changes in:
      Accounts receivable, net                                   6,602               3,537
      Inventories                                                2,571              (4,948)
      Refundable and deferred income taxes                        (745)              3,892
      Other current assets                                         237                 817
      Accounts payable                                          (2,079)              5,029
      Income taxes payable                                        (289)               (337)
      Accrued expenses                                          (3,374)                471
      Deferred revenue                                          (2,253)                776
                                                           -----------          ----------
    Cash provided by (used in) operations                       (2,605)             13,240

    Cash flows from investing activities:
      Short-term investments, net                               (1,917)               (785)
      Proceeds from sale of investment                           2,402                   -
      Changes in other assets                                       13                 226
      Property and equipment purchases                          (1,086)             (2,112)
                                                           -----------          ----------
    Cash used in investing activities                             (588)             (2,671)

    Cash flows from financing activities:
      Principal payments on capital lease obligations             (131)               (682)
      Repurchases of common stock                               (9,822)            (10,719)
      Proceeds from issuance of stock, net                       8,464               1,787
                                                           -----------          ----------
    Cash used in financing activities                           (1,489)             (9,614)
                                                           -----------          ----------
    Increase (decrease) in cash and equivalents                 (4,682)                955

    Cash and equivalents:
      Beginning of period                                       21,240              23,832
                                                           -----------          ----------
      End of period                                        $    16,558          $   24,787
                                                           -----------          ----------
                                                           -----------          ----------





                               See accompanying notes.

                           NETWORK COMPUTING DEVICES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The consolidated results of operations for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1998.

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

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and common equivalent shares from stock options (1,493,098 and 1,667,469 in the third quarter and first nine months of 1997, respectively) outstanding, when dilutive, using the treasury stock method. In the third quarter of 1998 there were 3,771,087 options outstanding that could potentially dilute basic earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for that period and for the nine-month period ended September 30, 1998.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):

                                                September 30,     December 31,
                                                     1998            1997
                                                -------------     ------------
     Purchased components and sub-assemblies    $      10,511     $     13,178
     Work in process                                      616              545
     Finished goods                                     1,714            1,689
                                                -------------     ------------
                                                $      12,841     $     15,412
                                                -------------     ------------
                                                -------------     ------------

STOCK REPURCHASE PROGRAM

In April 1997, the Company's Board of Directors adopted a program to repurchase up to 1,000,000 shares of the Company's common stock during the 12-month period ended April 30, 1998. Repurchases were made under the program using the Company's cash resources. Shares repurchased are available for the issuance under the Company's stock plans and for other corporate purposes. In September 1997, the repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $8.38 to $12.00 per share for a total
purchase price of $10.7 million.   In November 1997, the Company's Board of
Directors adopted an additional program to repurchase up to 1,000,000 shares of the Company's common stock during the 12-month period ending October 31, 1998. In July 1998, the second repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $6.50 to $9.63 at a total aggregate price

                           NETWORK COMPUTING DEVICES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


of $8.5 million. In June 1998, the Company announced an additional program to repurchase up to 750,000 shares of the Company's common stock. Repurchases of 404,800 shares have been made as of September 30, 1998 under the third program at prices ranging from $6.25 to $8.25 at a total aggregate price of $2.8 million. Total repurchases of 2,404,800 shares were made under all three programs at prices ranging from $6.25 to $12.00 per share for a total purchase price of $22.0 million.

MAJOR CUSTOMERS AND RELATED ACCOUNTS RECEIVABLE

International Business Machines Corporation ("IBM") accounted for approximately 34% and 33% of the Company's revenues for the third quarters of 1998 and 1997, respectively, and approximately 26% and 25% for the first nine months of 1998 and 1997, respectively. At September 30, 1998, related accounts receivable due from IBM were approximately $7.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS WITH RESPECT TO THE COMPANY'S FUTURE FINANCIAL PERFORMANCE, OPERATING RESULTS, PLANS AND OBJECTIVES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING "FUTURE PERFORMANCE AND RISK FACTORS."

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

OVERVIEW

The Company provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage access to any application from thin client, UNIX and PC desktops. The Company's product lines include the NCD THINSTAR and NCD EXPLORA family of thin clients, NCD THINSTAR CONNECTIVITY SUITE, NCD WINCENTER-TM- multi-user WINDOWS NT application server software, and NCD PC-XWARE-Registered Trademark- software that delivers PC access to UNIX and multi-user WINDOWS NT PCs. These products are sold through OEMs, system integrators and distributor/VAR channels worldwide.

The Company sells hardware products to International Business Machines Corporation ("IBM") pursuant to the joint development agreement dated June 27, 1996 (the "IBM Agreement") of a network application terminal for resale by IBM. The IBM Agreement provides for IBM to purchase a substantial portion of its requirements for such products from the Company through December 31, 2000.

RECENT DEVELOPMENTS

During the first quarter of 1998, the Company signed a non-exclusive three-year agreement with Intel Corporation under which the Company and Intel will collaborate to produce desktop devices based on guidelines for Lean Client systems outlined by Intel in December 1997. Under the terms of the agreement, the Company will develop a "reference platform design" consisting of Pentium-based lean client hardware integrated with software technology from both companies. Subject to the Company's successful completion of the development project, including the Company's demonstration of volume production, Intel has agreed to (i) reference the Company's lean client design(s) as the "preferred design" for the lean client marketplace and (ii) refrain from developing a board level product(s) substantially equivalent to the Company's lean client design(s) for a specified period of time. The agreement provides that the Company will develop new product designs based on Intel architecture and will have a limited period of exclusivity for such design(s). Thereafter, Intel shall have the option to acquire a non-exclusive license to any Company lean client design(s) developed by the Company under the auspices of the agreement. The agreement further contemplates that Intel may elect to terminate the agreement for convenience prior to the Company's completion of its development efforts upon Intel's payment to the Company of substantial specified lump sum payments.

In June 1998, the Company announced that it had developed a WINDOWS-based terminal, endorsed by Microsoft, based on Microsoft's CE operating system. This new WINDOWS-based terminal, which utilizes Microsoft's RDP protocol and/or Citrix's ICA protocol, can access Microsoft's NT operating system from multiple desktops. In September 1998, the Company commenced volume shipments of the NCD THINSTAR Windows-based terminals. In addition, in October 1998, the Company announced companion software for the NCD THINSTAR product line, NCD THINSTAR PLUS and NCD THINSTAR LOAD BALANCING, which are designed to give NCD Windows-based terminal customers a cost effective, flexible choice in selecting the capabilities they need with either Microsoft RDP or Citrix ICA protocols.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

Total net revenues for the third quarters of 1998 and 1997 were $26.1 million and $34.6 million, respectively, representing a decrease of 25%. Revenues for the first nine months of 1998 and 1997 were $79.4 and $100.1 million, respectively, representing a decrease of 21%. Sales related to the IBM Agreement accounted for approximately 34% and 33% of revenues in the third quarters of 1998 and 1997, respectively, and approximately 26% and 25% in the first nine months of 1998 and 1997, respectively.

HARDWARE REVENUES

Hardware revenues consist primarily of revenues from the sale of thin client products and related hardware, and to a lesser extent, fees for related service activities. Hardware revenues were $20.9 million and $26.5 million for the third quarters of 1998 and 1997, respectively, and $58.1 million and $76.3 million for the first nine months of 1998 and 1997, respectively. The decline from the third quarter of 1997 to the third quarter of 1998 reflects decreased shipments to IBM and a change in the mix of products sold, reflecting substantially lower average selling prices. The decline in the first nine months of 1998 compared with the same period in 1997 was due to these same factors, offset partially by increased shipments of monitors in the first quarter of 1998.

SOFTWARE REVENUES

Software revenues consist primarily of revenues from the licensing of software products and related support services. Current software products that are generating revenue include (i) NCD WINCENTER, the Company's multi-user WINDOWS NT application server software, (ii) NCD PC-XWARE, the Company's thin client software for PCs, and (iii) NCDWARE, the Company's proprietary thin client software. Revenues from software and related services were $5.2 million and $8.1 million for the third quarters of 1998 and 1997, respectively, and $21.3 million and $23.7 million for the first nine months of 1998 and 1997, respectively. The decline in revenues in the third quarter of 1998 compared to the third quarter of 1997 reflects decreases in all software revenue product lines, the most significant of which was NCD WINCENTER, which reflects the Company's transition from an OEM of Citrix's WinFrame for NT 3.5 product to a provider of value-add to that product, and the market's move from Citrix WinFrame for NT 3.5 to MetaFrame for NT 4.0 concurrently with the availability of multi-user Windows NT 4.0 from Microsoft. The decline in revenues for the first nine months of 1998 compared to the same period in 1997 primarily reflects decreases in sales of the Company's PC-XWARE product line. Revenues for the third quarter and first nine months of 1997 included revenues from AT&T of $166,000 and $1.2 million, respectively, related to an agreement with AT&T that terminated in September 1997. The Company's OEM relationship with Citrix ended on September 30, 1998. This will result in significantly reduced sales of WINCENTER products, and, potentially, total software revenues in future periods if the Company's newly announced software products do not achieve sufficient marketplace acceptance.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin percentages on hardware revenues were 27% and 26% for the third quarters of 1998 and 1997, respectively, and 26% and 30% for the first nine months of 1998 and 1997, respectively. The slight increase in margin in the third quarter of 1998 compared to the third quarter of 1997 reflects higher margins on the Company's thin client computing products sold, offset partially by lower margins on products sold to IBM on an OEM basis. The decrease in margin for the first nine months of 1998 reflects lower margins on products sold to IBM on an OEM basis and increased sales of low margin monitors. The Company currently anticipates that the mix of hardware OEM revenues as a component of total hardware revenues will continue to rise.
 In addition, the Company plans to increase the percentage of revenues generated through indirect channels. The combined impact of these changes is likely to result in continued pressure on gross margin percentages for hardware revenues in future periods.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin percentages on software revenues were 68% for the third quarters of both 1998 and 1997, and 67% and 70% for the first nine months of 1998 and 1997, respectively. The decrease in gross margin percentages for the first nine months of 1998 is related to the combined impact of high-margin AT&T revenues recognized in 1997 which were not recognized in 1998 and the reduction of NCD PC-XWARE sales. Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis; accordingly, royalties are a significant component of total software cost of sales for 1998 and 1997.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $3.2 million and $3.7 million for the third quarters of 1998 and 1997, respectively, and $10.0 million and $10.7 million for the first nine months of 1998 and 1997, respectively. Although R&D expenses decreased slightly in absolute dollars, the investment in R&D as a percentage of net revenues increased as the

Company continued to invest in R&D in a period of lower revenues. As a percentage of net revenues, R&D expenses were 12% and 11% for the third quarters of 1998 and 1997, respectively, and 13% and 11% for the first nine months of 1998 and 1997, respectively.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $7.4 million for the third quarters of both 1998 and 1997, and $23.0 million and $22.7 million for the first nine months of 1998 and 1997, respectively. Although marketing and selling expenses remain relatively static in absolute dollars, these expenses increased as a percentage of net revenues as the Company continued to invest in its marketing and sales programs in a period of lower revenues. As a percentage of net revenues, marketing and selling expenses were 28% and 21% for the third quarters of 1998 and 1997, respectively, and 29% and 23% for the first nine months of 1998 and 1997, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $1.4 million and $1.7 million for the third quarters of 1998 and 1997, respectively, and $3.9 million and $5.1 million for the first nine months of 1998 and 1997, respectively. The decrease in the third quarter and first nine months of 1998 primarily reflects increased efficiencies and continued cost controls related to personnel costs, facilities costs and outside service fees. As a percentage of net revenues, G&A expenses were 5% for the third quarters and first nine months of both 1998 and 1997.

INTEREST INCOME, NET

Interest income, net of interest expense, was $413,000 and $435,000 for the third quarters of 1998 and 1997, respectively, and $1.3 million and $1.5 million for the first nine months of 1998 and 1997, respectively. The decreases were primarily due to lower average balances in interest-earning accounts.

OTHER INCOME, NET

Other income includes non-operating income, net of non-operating expense. Other income for the third quarter and first nine months of 1998 reflects the sale of the Company's interest in Precept Software, Inc. ("Precept") after Precept was acquired by Cisco Systems in March 1998, resulting in a net gain of approximately $228,000 and $2.1 million, respectively. The Company acquired shares of Precept in 1995 in return for providing specialized software. Other income in the first nine months of 1997 reflects the receipt of insurance proceeds for certain legal expenses incurred in association with the securities litigation costs.


INCOME TAXES AND INCOME TAX BENEFIT

The Company recognized no income tax benefit for the third quarter of 1998 and an income tax benefit of $658,000 in the first nine months of 1998, compared to income tax provisions of $30,000 and $1.1 million in the third quarter and first nine months of 1997, respectively. At September 30, 1998, the Company's gross deferred tax assets are approximately $5.9 million.

FINANCIAL CONDITION

Total assets of $73.6 million at September 30, 1998 decreased from $86.5 million at December 31, 1997. The change in total assets reflects decreases in accounts receivable, combined cash and equivalents and short-term investments, and inventories of $6.6 million, $2.8 million and $2.6 million, respectively. Combined cash and equivalents and short-term investments decreased primarily due to repurchases of common stock of $9.8 million, offset partially by accounts receivable collections of $6.6 million. Total liabilities as of September 30, 1998 decreased by $8.1 million from December 31, 1997. The decrease was primarily related to decreases in accrued expenses, deferred revenue and accounts payable of $3.4 million, $2.3 million and $2.1 million, respectively.

CAPITAL REQUIREMENTS

Capital spending requirements for the remainder of 1998 are estimated at approximately $360,000. At September 30, 1998, the Company had commitments for capital expenditures of approximately $260,000, primarily related to manufacturing tooling, information technology and facilities.

LIQUIDITY

As of September 30, 1998, the Company had combined cash and equivalents and short-term investments totaling $28.7 million, with no significant debt. Cash used in operations in the first nine months of 1998 of $2.6 million primarily reflects a net loss of $3.5 million and decreases in accrued expenses, deferred revenue and accounts payable of $3.4 million, $2.3 million and $2.1 million, respectively, partially offset by decreases in accounts receivable and inventories of $6.6 and $2.6 million, respectively. This compares to cash provided by operations of $13.2 million in the first nine months of 1997. Cash used in investing activities in 1998 primarily reflects an increase in short-term investments and capital purchases of $1.9 million and $1.1 million, respectively, offset by proceeds from the sale of the Precept investment of $2.4 million. Cash used in financing activities in 1998 primarily reflects corporate common stock repurchases of $9.8 million partially offset by Intel's investment in the Company's common stock.

The Company believes that its existing sources of liquidity, including cash generated from operations, will be sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

YEAR 2000 ISSUES

In the next two years, most companies could face a potentially serious information systems problem because many software applications and operational programs written in the past were designed to handle date formats with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00." In response to this, the Company has formed a task force (the "Task Force") specifically assigned to addressing Year 2000 issues.

The Task Force is composed of members from all essential functional groups within the Company. The Task Force meets regularly, and the meeting minutes are reviewed on a regular basis at the Executive Staff's operational meeting. The Company has reviewed all of its current product offerings and believes that its current products are Year 2000 compliant. As to the Company's internal operations, the Task Force's general plan of action includes inventorying all essential systems, equipment and facilities, contacting suppliers to ascertain vendor readiness for Year 2000, testing all critical systems and resolving all mission critical problems by the end of the third quarter of 1999. The Company is currently on schedule to complete all mission critical Year 2000 problems by the end of the third quarter of 1999.

The Company is currently in the process of completing a comprehensive inventory and evaluation of its systems, equipment and facilities. The Company has also identified all essential suppliers and has contacted them to determine whether these suppliers' operations, products and services are, or will be, Year 2000 ready. The Company expects to receive all supplier responses by the end of this year. In addition, the Company plans to audit its largest supplier to ensure Year 2000 readiness. The Company has a number of projects underway to replace or upgrade systems, equipment and facilities that are not currently Year 2000 ready. To date, the Company has not identified any specific contingency plans should the replacement or upgrade of these systems not be completed on a timely basis. The Company is working to have contingency plans documented for mission critical areas by the end of this year.

The Company estimates the total Year 2000 costs to be between $1.0 million and $1.4 million. As of September 30, 1998, the Company has spent approximately $75,000 related to Year 2000 issues. The Company has budgeted all Year 2000 costs independently of the Company's information technology budget. All costs will be paid from the Company's operating funds.

In addition to potential costs or losses directly associated with the Year 2000 issue, the Company could experience reduced revenues resulting from other companies' information systems budgets being allocated to solving Year 2000 issues, thus reducing amounts available to purchase the Company's products. The Company could also be exposed to a potential adverse impact resulting from the failure of key suppliers, financial institutions and other third parties to adequately address the Year 2000 problem, despite assurances to the contrary given to the Company. However, the Company cannot currently estimate the incidental costs and losses which may be incurred from reliance on these third parties, nor can any assurance be given that the Year 2000 problem will not have a material adverse effect on the Company's business, operating results or financial condition.

FUTURE PERFORMANCE AND RISK FACTORS

THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS ADDITIONAL RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

EVOLVING THIN CLIENT COMPUTING MARKET

The Company derives a majority of its revenues from the sale of thin client network computing products and related software. Until several years ago, the Company's thin client product offerings primarily focused on the UNIX marketplace using the Company's X protocol. The Company's introduction of its WINCENTER multi-user WINDOWS NT application server software and new, lower-priced thin client network computing devices allowed the Company to offer thin client network computing systems that provide users with access to Windows applications. The Company's expansion of its thin client computing model into the WINDOWS-based environment has been limited because of the Company's inability to offer an endorsed Microsoft solution within the WINDOWS market prior to the introduction of the WINDOWS-based terminal in June 1998 and intense competition from alternative desktop systems, particularly personal computers, whose selling prices are at historic lows for relatively high performance configurations. The Company's future success will depend substantially upon increased acceptance of the thin client computing model and the successful marketing of the Company's new thin client computing products. There can be no assurance that the Company's new thin client computing products will compete successfully with alternative desktop solutions or that the thin client computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for the Company's thin client computing products would have a material, adverse effect on the Company's business, operating results and financial condition.

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

OTHER RISK FACTORS

The Company experiences significant competition from other thin client manufacturers, suppliers of personal computers and workstations and software developers. Competition within the thin client computing market has intensified over the past several years, resulting in price reductions and reduced profit margins. The Company expects this intense competition to continue, and there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. The Company's software products also face substantial competition from software vendors that offer similar products, including several large software companies. Additionally, as the Company expands the network computing model into the Windows-based environment, the Company's software products will face increased competition in this evolving market, including new product offerings from Microsoft and Citrix.

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

The Company relies substantially on independent distributors and resellers, particularly in European markets, and is expanding that model in the US for the marketing and distribution of its products. There can be no assurance that the Company's distributors and resellers will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of the Company's competitors. A reduction in sales effort or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales and could adversely affect the Company's operating results. In addition, there can be no assurance as to the continued viability or the financial stability of the Company's distributors and resellers, the Company's ability to retain its existing distributors and resellers or the Company's ability to add distributors and resellers in the future.

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

                          NETWORK COMPUTING DEVICES, INC.


                            PART II - OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

     Exhibit 27     Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the three-month period ended September 30, 1998.

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



                                   Network Computing Devices, Inc.
                                   (Registrant)

Date:  November 12, 1998

                                   By:  /s/ Rudolph G. Morin
                                        ---------------------------
                                        Rudolph G. Morin
                                        Executive Vice President, Operations &
                                        Finance and Chief Financial Officer
                                        (Duly Authorized and Principal Financial
                                        and Accounting Officer)