Form 10-K405
period 1998-12-31
NETWORK COMPUTING DEVICES INC
filed 1999-03-31
CIK 886138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                        ---------------------------------
                                    FORM 10-K

    [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 1998

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

                       COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 26, 1999, as reported on the Nasdaq Stock Market, was approximately $81,448,047. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1999, 16,097,668 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders of Network Computing Devices, Inc. (the "Proxy Statement") scheduled to be held on or about May 26, 1999, are incorporated by reference in Part III of this Report on Form 10-K.

                                     PART I

THIS REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS, WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FUTURE PERFORMANCE AND RISK FACTORS" AND ELSEWHERE IN THIS REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CURRENTLY ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

ITEM 1.  BUSINESS.

GENERAL

Network Computing Devices, Inc. (the "Company") provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. The Company's product line includes the NCD THINSTAR line of Windows-based terminals, optimized to access Microsoft's Windows NT Server 4.0, Terminal Server Edition, the NCD EXPLORA thin clients and the NCD NC200 and NCD NC400 network computers, acquired in the acquisition of Tektronix Inc. Network Displays business unit ("NWD"). On the software side, the Company's products are the NCD THINPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Terminal Server. Some of the software products were part of the NCD THINSTAR software family in 1998; they have been re-named and were announced in March 1999 as part of the NCD THINPATH software family. The Company's thin clients, the THINPATH software and its installation and support services are a combination that delivers a fully integrated desktop solution to companies seeking low-cost, easy to manage, simple to use, high performance user experience. The Company believes that this integrated desktop offering is a viable alternative to workstations, character-based terminals and PCs used in mainframe and client/server computing models. Since introducing its first product in 1989, the Company has installed over 1,000,000 thin clients worldwide.

Network Computing Devices, Inc. is a Delaware corporation. The Company was originally incorporated in California in February 1988 and was reincorporated in Delaware in October 1998. Unless the context otherwise requires, the terms "the Company" and "NCD" refer to Network Computing Devices, Inc. and its consolidated subsidiaries.

INDUSTRY BACKGROUND

THIN CLIENT COMPUTING

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

As the 1990s approached, businesses developed networks and highly efficient networked servers that could provide information required to remain competitive. Since this data was being accessed and used by unsophisticated non-technical individuals, it became important to provide simple, high-performance graphics devices to access the data, and the tools that made it easy to manage the information and the devices that accessed it. This new computing environment evolved: "thin client computing" combines the cost-effectiveness, manageability and security of the original centralized model with the performance, GUIs and network accessibility of the later distributed model.

The key technology behind the original development of the thin client computing approach was the X Window System, or X, a graphical windowing system. X software runs over a TCP/IP (Transmission Control Protocol/Internet Protocol) network that allows full use of thin client computing resources. Unlike operating systems designed for stand-alone personal computers, X is an open system, not tied to any particular hardware or operating system, allowing the development of applications that can run on multi-vendor products on a common network. This multi-vendor capability is possible because the X architecture separates windowing into two distinct parts: the graphical display function on the user's desk; and the computing function, which executes the applications, at shared "compute servers" (personal computers, workstations, or larger computers) anywhere on the network. This model, which the Company refers to as the Network Computing Architecture, or NCA, addresses both the individual's need for an advanced GUI and the organization's need for reduced system management overhead and better utilization of computing resources. Users of thin client computing systems can simultaneously access multiple applications running on separate compute servers on the network, and view and manipulate these applications in separate windows on their screens. Thin client computing systems also allow the organization to keep up with advances in computing technologies while protecting existing equipment investments. Rather than replacing every desktop system when the industry attains new price/performance points, the organization can simply add new computing resources to the network; the desktop devices stay in place.

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

Over the last several years, a number of important developments occurred which expanded the potential markets for network computing systems. First, the availability of the powerful Pentium microprocessor enabled the development of complex Windows-based systems. The thin client model was solidified by the introduction of the "lean client" initiative, Intel's thin client architecture, demonstrating its support for thin clients and its investment in the Company to work on the realization of the lean client initiative. Second, Microsoft NT Server software, combined with Microsoft-authorized multi-user software, became available to support multi-user Windows applications. By September 1998, Microsoft demonstrated its support of the thin client computing model with its introduction of Windows Terminal Server, multi-user Windows NT and its support of the development of Windows CE-based thin clients to access these servers. Now thin clients can easily access Windows applications. Third, the rapid growth of the Internet and Internet-based computing has popularized the concept of remote computing and created new interest in the thin client computing model.

INFORMATION ACCESS SOFTWARE

Software is key to information access. The physical connection to the intranet or Internet is relatively simple; but the simple, well managed, cost-effective operation of network-wide computing resources requires sophisticated software.

The market for enterprise information access software is large and comprised of a number of segments, many of which are expanding rapidly. Segments of this market include: PC-based TCP/IP software stacks and applications, including X access software; electronic mail software; and Internet access software.

With the continuing proliferation of increasingly powerful and low-cost PCs in large organizations, the Company identified a demand for software products to enable DOS-based and Windows-based PCs to emulate X terminals for use in predominantly UNIX environments. In order to address this market, the Company, in 1992, acquired Graphic Software Systems, a pioneer in the development of X software for PCs. In 1993, the Company introduced PC-XWARE, its initial PC-UNIX integration software product. PC-XWARE is based on the Company's NCDWARE X terminal operating environment and provides network connectivity using an NCD-developed TCP/IP software stack. NCD now offers versions of PC-XWARE for WINDOWS 3.1, WINDOWS 95 and WINDOWS NT users in addition to its new version, NCD THINPATH X-WARE, a part of its new NCD THINPATH software family.

In 1995, the Company introduced NCD WINCENTER software that included Microsoft Windows NT as its basic operating system and WinFrame, Microsoft-authorized multi-user software that the Company licensed from Citrix Systems, Inc. ("Citrix"). NCD WINCENTER also included NCD-developed graphics and network features that make it compatible with the X Windows protocol supported by NCD thin clients and UNIX workstations. NCD WINCENTER allowed a single server to provide

Windows applications to many users simultaneously. In September of 1998, the licensing agreement with Citrix was terminated. See "Proprietary Rights and Licenses."

Building on this core competency, the Company has introduced the NCD THINPATH family of software that includes three types of functionality - connectivity, management and desktop support. The software includes emulators that allow any desktop to access virtually any host environment, management tools to remotely administer desktops and to optimize server performance and support of local printers, peripheral devices and audio input/output. These products deliver features that enhance the performance of Microsoft's Windows Terminal Server without adding a layer of protocol software.

MARKETS AND APPLICATIONS

NCD's thin clients are used in a broad range of industries for a wide variety of applications. Thin clients are widely used in task-based applications like order-entry and point-of-sale. The Company's main target industries are healthcare, retail, finance and education.

Initially, the Company's X-terminal systems were sold as alternatives to high-priced UNIX workstations required to access applications on UNIX servers. Later, emulators were added to give them the additional functionality of an ASCII terminal or IBM 3270 terminal replacement. By mid-1996, server software existed that made them an enhancement of, or alternative to, personal computer networks.

X-terminals were developed to allow multiple users to access UNIX applications on servers without the burden of expensive UNIX workstations on their desktop. When Windows applications became a requirement, these users were required to add a bulky and expensive PC to their desk space. NCD introduced NCD WINCENTER to provide Windows NT access from the already existing X-terminal of the UNIX users. With the recently-introduced Microsoft Windows NT Server 4.0, Terminal Server Edition ("TSE") UNIX users can still access Windows applications through the Citrix MetaFrame protocol with NCD THINPATH CONNECT.

Microsoft's Terminal Server includes the Remote Desktop Protocol ("RDP") that allows Windows CE-based desktop devices to access Windows NT applications without the addition of Citrix MetaFrame. While the integrated RDP protocol does not include many of the features supported by Citrix MetaFrame (the ICA protocol), NCD THINPATH software includes enhancements to TSE with RDP that gives it the most important features required by major implementers of Windows-based terminals in a TSE environment. This delivers a low cost solution without the expense and complexity of adding a non-Microsoft protocol layer of software.

TERMINAL REPLACEMENT. A principal market for X-based thin clients is replacement of character-based terminals, such as ASCII and 3270 terminals. Many commercial users in transaction processing applications are upgrading their centralized systems to achieve the productivity advantages of GUIs and windowing as well as the flexibility of "open" systems based on industry-standard operating systems such as UNIX. The Company's NCA provides these users with a three-tiered X-based network computing environment in which: (1) existing applications and corporate-wide databases remain on central computing resources; (2) departmental-level applications are run on RISC-based UNIX compute servers; and (3) thin clients on each user's desk provide simultaneous access to applications on mainframes, minicomputers and compute servers of varying operating environments.

WORKSTATION ENVIRONMENTS. Many of the early buyers of X-terminals were also early users of workstation technology and viewed X-based thin clients primarily as a low-cost alternative for expanding their workstation networks. In these environments, X-terminals can access the excess processing power of existing workstations, supplying users with a GUI at a considerably lower cost than a workstation with equivalent display characteristics. Thus, organizations can provide windowing and graphics for uses that previously could not justify the cost of a full workstation. Many users of X-terminals in UNIX and VMS workstation or minicomputer environments have developed an optimized configuration of workstations and X-terminals. In these environments, rather than providing some users with workstations and others with X-terminals, every user is given an X-terminal, and compute servers based on high-performance workstations (without monitors) that are shared among all users. The organization thereby realizes cost advantages by centralizing processing, memory and disk requirements into fewer, high-performance servers.

PERSONAL COMPUTER ENVIRONMENTS. As discussed above, X-terminals were optimized to access UNIX servers, and through the addition of NCD WINCENTER software they were able to access Windows NT servers. However, as the requirement to access

Windows applications has grown, Microsoft introduced Windows NT Server 4.0, Terminal Server Edition, and the Company introduced the NCD THINSTAR family of thin clients that are optimized to access Windows NT and NCD THINPATH software that enhances the capabilities of TSE. For task-based users, like data entry clerks and call center specialists, the Company believes that this integration of thin client hardware and software is a viable alternative to PCs. With the addition of NCD THINPATH emulators, these Windows-oriented desktops can also access legacy systems environments like AS/400s and mainframes.

INTRANET ENVIRONMENTS. Many companies employ multiple operating environments on their corporate network (intranet), plus connectivity to the worldwide web. This capability facilitates employee collaboration and allows access to the enormous information resources that exist around the company and around the world. NCD thin clients and NCD THINPATH software are offered as a means of providing cost-effective, easy to maintain access to all of these resources. NCD THINSTAR Windows-based terminals are optimized to access all resources through Microsoft Windows Terminal Server, while the NCD NC200 and NCD NC400 network computers are optimized for browser access and Java. The NCD EXPLORA devices are also well-established thin clients for these purposes. The NCD THINPATH family of software provides emulators to permit PCs and NCD THINSTAR to access virtually any server, to permit easy network management and to provide support for local peripheral devices on NCD THINSTAR and PC desktops.

PRODUCTS

THIN CLIENT HARDWARE PRODUCTS

The Company offers a broad line of thin client products that provide businesses and other enterprises with an open systems approach to network computing based on the Company's Network Computing Architecture. The Company's thin client devices include NCD THINSTAR Windows-based terminals, NCD NC200 and NCD NC400 network computers and NCD EXPLORA network terminals.

THIN CLIENTS. The Company's thin client products are desktop devices that are used to access information and applications residing on compute servers in a local area network or wide area network. With the Company's thin clients, applications can be executed on the powerful networked servers, and the results displayed on simple, cost-effective desktop devices. As discussed above, the thin clients were initially introduced to access UNIX applications; later the software was added to allow these same devices to access mainframes and other non-UNIX servers. With the growing popularity of Windows environments, the Company has introduced the NCD THINSTAR Windows-based terminals and NCD THINPATH software to optimize access to networked Windows NT servers.

The Company's thin client product line includes models with various performance characteristics, various screen sizes and a range of software extensions and network interfaces. Hardware platforms are based on different microprocessors, addressing a wide range of price and performance requirements. Custom ASICs used in the design of most of the Company's products help reduce the cost of connection logic and provide hardware acceleration for certain graphics functions. NCD's thin clients feature single-board electronics and incorporate current ergonomic standards in monitor technology. NCD's thin clients come with a full line of peripherals, including mouse and several keyboard options.

NCD THINSTAR 200 and NCD THINSTAR 300 Windows-based terminals were the first thin clients introduced with the Windows CE operating system kernel. The NCD THINSTAR 300 is the first thin client that employs the Intel lean client architecture that was developed by the Company under a non-exclusive agreement with Intel. This model provides higher performance than the NCD THINSTAR 200, and can support a greater number of peripheral devices. Suggested list prices range from $695 to $1,038.

The Company's NCD NC200 and NCD NC400 network computers, as well as the NCD EXPLORA 700 and HMXPRO24 devices are high-performance network computers that are targeted at customers who want browser access to the network or who have a Java requirement. The NCD NC200/400 are industry leading network computers acquired in the recent acquisition of the Tektronix Network Displays business unit, and are expected to be important NC products for the Company. Suggested list prices for the NCD NC200 and NCD NC400 start at $895. Suggested list prices for the NCD EXPLORA 700 and HMXPRO24 start at $1,495.

The NCD EXPLORA 450 is the Company's low-end thin client product. It targets the character-based terminal replacement market. It is based on the 32-bit PowerPC RISC processor. Suggested list prices range from $895 to $1,014.

NCDWARE AND NCD NCBRIDGE. The Company's thin clients run NCDWARE and NCD NCBRIDGE, the Company's proprietary operating systems. These products incorporate extensive enhancements to the basic X server software to improve performance, system manageability and robustness. Suggested list prices start at $300.

SOFTWARE PRODUCTS

NCD THINPATH SOFTWARE. The Company manufactures a family of software products that are either client or server-based, and deliver a series of important capabilities to enterprises deploying the emerging thin client computing model. The series of software modules allows Windows-based terminals and PCs to emulate virtually any desktop device so that they can access any server on the network, regardless of its operating system. These are pieces that make centralized management and support of the network easier, and that permit support of local printers and other peripheral devices on Windows-based terminals and PCs without adding protocol software to Microsoft's Terminal Server. As a result of the acquisition of Tektronix' Network Display business unit, the Company's NCD THINPATH CONNECT is now the only software that allows X-terminal users to access Citrix MetaFrame and, ultimately, Windows Terminal Server. Suggested list prices start at $59 per user with a five-user minimum.

NCD PC-XWARE. NCD PC-XWARE is software for Windows PCs that provides connectivity to X Windows applications running on UNIX host systems. There are versions of NCD PC-XWARE for WINDOWS 3.1, WINDOWS 95 and WINDOWS NT. NCD PC-XWARE is based on the Company's NCDWARE network computing software and offers many of the same local applications and network management features. Suggested list prices start at $395.

PRODUCT DEVELOPMENT

The Company believes that it must enhance its existing line of thin client and software products and continue developing new hardware and software products that incorporate the latest improvements in technology in order to maintain its position as a major supplier of thin client solutions and expand the market for this style of computing and information access products. Accordingly, the Company is committed to investing significant resources in software and hardware development activities.

The Company's current development programs include:

          - Server and client software for making thin client devices and PCs easy to deploy and manage in multi-user Windows NT environments;
          - Server and client software for connecting thin client devices and PCs to a broad range of applications running on Windows NT and legacy systems;
          - Additional Intel Architecture-based lean client devices and other advanced terminal platforms that incorporate increased levels of logic integration; and,
          - Cost reductions and feature enhancements of network computer platforms acquired from Tektronix.

There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Future Performance and Risk Factors -- New Product Development and Timely Introduction of New and Enhanced Products."

During 1998, 1997 and 1996, the Company's research and development expenditures were $13,213,000, $14,179,000, and $14,930,000, respectively.

THE FOREGOING DISCUSSION CONCERNING THE COMPANY'S PRODUCT DEVELOPMENT PROGRAM INCLUDES FORWARD-LOOKING STATEMENTS. ACTUAL PRODUCT DEVELOPMENT RESULTS MAY DIFFER SUBSTANTIALLY DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FUTURE PERFORMANCE AND RISK FACTORS."

MARKETING AND SALES

The Company's marketing and sales objectives are two-fold. The first is to position thin client computing within enterprise IT architectures as an approach that is easy-to-implement and support, and that meets users' performance goals and the corporate desire for centralized management. Equally important is the Company's aim to maintain its position as the recognized leader in the thin client industry and differentiate its integrated hardware and software offerings from competitors' products. Both of these objectives need to be addressed through the Company's newly adopted focus on indirect channels of distribution.

The strategies that are in place include channel education on the Company's value proposition of making access simple through an emphasis on unique integrated hardware and software as the best and most-easily implemented thin client solution.

Other significant strategies are the Company's work in cooperation with industry leaders like IBM, Intel and Microsoft, and its greater focus on vertical industries and applications like healthcare, retail and call centers.

The Company's marketing team is organized around participation in trade shows, conferences and seminars, the placement of advertising, significant press and analyst contacts both in the technology and business areas, telemarketing activities and an increasing focus on web-based activities, including electronic commerce (e-commerce).

The Company has embraced an indirect sales model worldwide, including distributors and value-added resellers (the traditional two-tier distribution model). The acquisition of the Tektronix Network Displays business unit broadened the Company's network of resellers and support staff to better serve the emerging marketplace.

International sales, including sales to foreign OEM customers, represented approximately 35%, 34% and 33% of the Company's net revenues during 1998, 1997 and 1996, respectively. International sales may be subject to government controls and other risks, including export licenses, federal restrictions on the export of critical technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, the Company has experienced no material difficulties due to these factors.

The Company also sells its products to OEMs who combine the Company's products with computers and peripherals, add application software and sell complete computer systems to end-users. OEM sales represented approximately 29%, 26%, and 15% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

IBM accounted for 29% and 26% of the Company's net revenues in 1998 and 1997, respectively. No single customer of the Company accounted for more than 10% of the Company's net revenues during 1996.

The Company also sells its PC connectivity software products through an internal telesales team that fulfills orders through the indirect channel.

SERVICE AND SUPPORT

The Company believes that its ability to provide service and support is and will continue to be an important element in the marketing of its products. The Company maintains in-house repair facilities and also provides telephone and electronic mail access to its technical support staff. The Company's technical support engineers not only provide assistance in diagnosing problems but work closely with customers to address system integration issues and to assist customers in increasing the efficiency and productivity of their systems. The Company provides system level software support through its factory-based technical maintenance organization and field system engineers, and also offers software update services that allow customers to purchase subsequent releases of its software products. Teleplan & K-Litex, a leading European service organization, provides certain repair services for the Company's European distributors and OEM customers. Cybersource, a leading Australian service organization, provides certain repair services for the Company's Australian distributors and OEM customers. In addition, in conjunction with the Company's acquisition of NWD, the Company will be subcontracting with the Tektronix service organization for certain services for the first six months of 1999.

COMPETITION

The simplified information access marketplace is characterized by rapidly changing technology and by evolving industry standards. Although the Company is a major supplier of thin client computing systems and software, the Company experiences significant competition from other thin client manufacturers, suppliers of personal computers and workstations and from software developers.

In the Windows-based terminal area, the Company's major competitor is Wyse Technology, Inc. ("Wyse"). The Company believes that its principal competitive advantages are its integrated hardware and software offerings and its networking core competence. Server manufacturers who offer thin client products may have advantages over independent thin client vendors, including the Company, based on their ability to "bundle" their thin clients, personal computers and servers in certain large sales opportunities. The Company is addressing this competitive threat by forming marketing partnerships with suppliers of the various pieces of such solutions not provided by the Company.

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

Generally speaking, competition in the thin client computing market has intensified over the past several years, resulting in price reductions, reduced profit margins and increased efforts to maintain market share, which have adversely affected the Company's operating results. In addition, intense competition from alternative desktop computing products, particularly personal computers, has slowed the growth of the thin client computing market. The Company expects this intense competition to continue. There can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases.

NCD PC-XWARE software products face direct competition from several software companies that offer similar products, including Hummingbird Communications, Ltd., a Canadian company, Visionware, a subsidiary of The Santa Cruz Operation, Inc., NetManage, Inc., FTP Software, Inc. and Walker, Ritchie, Quinn, a privately-held company.

MANUFACTURING AND SUPPLIES

The Company conducts certain thin client production activities at its Mountain View, California facility. These operations consist primarily of final assembly and configuration, testing and quality control of material, components, sub-assemblies and systems. The Company utilizes a manufacturing control system that includes purchasing, inventory control and cost accounting functions. The Company tests each thin client in a network environment using a Company-developed, computer integrated manufacturing ("CIM") system. In addition, the Company employs a statistical process control system ("SPC") and conducts regular on-site inspections at its vendors' facilities to maintain quality control.

The Company currently obtains substantially all of the sub-assemblies used for its thin client products (consisting of all major components except monitors and cables) from a single supplier located in Thailand. In addition, a number of components and parts used in the Company's products, including certain semiconductor components, also are currently available from single or limited sources of supply. The Company has no long-term purchase agreements or other guaranteed supply arrangements with suppliers of these single or limited source components. The Company has generally been able to obtain adequate supplies of parts and components in a timely manner from existing sources under purchase orders and endeavors to maintain inventory levels adequate to guard against interruptions in supplies.

The Company's products incorporate memory components, such as video random access memory chips ("VRAMs"), that are available from multiple sources but have been subject to substantial fluctuations in availability and price. Certain other components, including microprocessors and ASICs, though generally available from multiple sources, are subject to industry-wide demand that could result in limited availability or significant fluctuations in pricing. To date, these fluctuations have not had a material effect on the Company's operating results and the Company has been able to obtain an adequate supply of such components.

The Company currently outsources the reproduction and packaging of its software to vendors located in California and Oregon.

BACKLOG

The Company assembles its thin client products based upon its projections of near-term demand. Orders from large end-users and OEMs are generally placed by the customer on an as-needed basis, and the Company typically ships products within 45 days after receipt of a firm purchase order. The Company does not generally have a significant backlog, and its backlog at any particular time, or fluctuations in backlog from time to time, may not be representative of actual sales for any succeeding period.

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

PROPRIETARY RIGHTS AND LICENSES

The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. The Company holds eight U.S. patents. Although management intends to pursue a policy of obtaining patents for appropriate inventions, the Company believes that its success will depend primarily on the innovative skills, technical competence and marketing abilities of its personnel rather than upon the ownership of patents. There can be no assurance that patents will issue from any pending or future patent applications or that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide adequate protection to the Company.

Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. The costs associated with such royalties increased substantially during 1996, and were a significant component of total software cost of sales through 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Generally, such licenses grant to the Company non-exclusive, worldwide rights with respect to the subject technology and terminate only in the event of material breach.

In March 1996, the Company entered into a license agreement with Citrix pursuant to which the Company was granted the right to incorporate WINFRAME, Citrix's Microsoft-authorized multi-user software, into the Company's WINCENTER PRO Windows application server software and other related products. The Company was required to pay Citrix a per-copy royalty, subject to certain specified minimum royalty obligations. The license agreement had a term of two and one half years. The agreement with Citrix was terminated as of September 30, 1998.

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

EMPLOYEES

As of December 31, 1998, the Company had 340 full-time employees, of whom 78 were primarily engaged in research and development, 56 in technical support, 116 in marketing and sales, 45 in manufacturing and 45 in administration and finance. On January 1, 1999, the Company hired 83 employees associated with the acquisition of Tektronix' Network Displays business unit. Of these employees, 17 were primarily engaged in research and development, 10 in technical support, 53 in marketing and sales and 3 in administration and finance. Also in conjunction with the acquisition of NWD, the Company undertook various restructuring activities including the reduction in personnel of approximately 40 employees, primarily in sales and engineering roles. None of the Company's employees is represented by a collective bargaining agent. The Company has experienced no work stoppages and believes that its employee relations are good.

Competition for employees in the computer and software industries is intense. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, marketing and management personnel.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company, and their ages as of March 31, 1999:

         Name                    Age               Position
        ------                   ---               --------
Robert G. Gilbertson             57       President and Chief Executive Officer

Rudolph G. Morin                 61       Executive Vice President, Operations &
                                          Finance and Chief Financial Officer


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

ITEM 2.  PROPERTIES.

The Company's principal administrative, marketing, manufacturing and research and development operations are located in adjacent buildings in Mountain View, California. These facilities consist of approximately 153,000 square feet and are occupied under leases, which expire between June 2000 and February 2003. Approximately 28,000 square feet in these facilities are currently being sublet to a third party. The annual gross rent for these facilities in 1998 was approximately $1,612,000. The Company's software operations are located in a 44,000 square foot facility in Beaverton, Oregon, under leases expiring in October 2000, with gross rent of approximately $293,000 for 1998. The Company also leases a 20,000 square foot facility in Novato, California, under a lease expiring in July 2001, a portion of which is currently being subleased to third parties. The Company believes that its existing facilities are adequate for its present requirements and that suitable additional space will be available as needed. The Company's field sales and service offices worldwide consist of leased office space totaling approximately 24,000 square feet, with current aggregate gross rents of approximately $706,000 for 1998.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET PRICE DATA

The Company's Common Stock has been traded on the Nasdaq Stock Market under the symbol "NCDI" since the Company's initial public offering in June 1992. The following table sets forth, for the periods indicated, the high and low closing sale prices for the Common Stock on such market:

                                                 High                Low
                                                 ----                ---
1998:

         First Quarter                          $13.50              $9.00
         Second Quarter                          11.375              6.00
         Third Quarter                            8.8125             5.75
         Fourth Quarter                           8.25               5.0625



1997:

         First Quarter                          $15.375             $9.375
         Second Quarter                          13.50               9.375
         Third Quarter                           11.875              8.25
         Fourth Quarter                          10.875              6.25


The closing sale price for the Common Stock on February 26, 1999 was $5.375.

As of February 28, 1999, the Company had 209 holders of record and approximately 4,400 beneficial holders of its Common Stock and 16,097,668 shares of Common Stock were outstanding.

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

                                                                            YEARS ENDED DECEMBER 31,
                                                           1998          1997          1996          1995          1994
                                                           ----          ----          ----          ----          ----
                                                                     (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues                                              $ 105,596     $ 133,400     $ 120,608     $ 139,328    $ 160,871
Operating income (loss)                                     (13,446)        1,736       (17,241)       (7,657)     (15,507)
Income (loss) before income taxes                            (9,761)        3,831        (8,721)       (6,205)      (7,285)
Net income (loss)                                            (9,103)        2,681        (5,232)       (4,029)     (10,843)
Net income (loss) per share - basic                           (0.56)         0.16         (0.32)        (0.25)       (0.68)
Net income (loss) per share - diluted                         (0.56)         0.15         (0.32)        (0.25)       (0.68)



CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments          $ 21,359      $ 31,480      $ 35,671      $ 36,150     $ 31,220
Working capital                                              41,097        53,811        60,981        57,470       62,802
Total assets                                                 75,146        86,514        85,693        97,537      101,029
Capital lease obligations, less current portion                  69           160           314           991        1,497
Total shareholders' equity                                   52,523        60,519        67,425        68,014       71,889


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

Network Computing Devices, Inc. provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. The Company's product line includes the NCD THINSTAR line of Windows-based terminals, optimized to access Microsoft's Windows NT Server 4.0, Terminal Server Edition, the NCD EXPLORA thin clients and the NCD NC200 and NCD NC400 network computers, acquired in the acquisition of Tektronix Inc. Network Displays business unit ("NWD"). On the software side, the Company's products are the NCD THINPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Terminal Server. Some of the software products were part of the NCD THINSTAR software family in 1998; they have been re-named and were announced in March 1999 as part of the NCD THINPATH software family. These products are sold through OEMs, system integrators and distributor/VAR channels worldwide.

The Company sells hardware products to International Business Machines Corporation ("IBM") pursuant to the joint development agreement dated June 27, 1996 (the "IBM Agreement") of a network application terminal for resale by IBM. The non-exclusive IBM Agreement provides for IBM to purchase a portion of its requirements for such products from the Company through December 31, 2000, although no minimum purchase volumes are required by the contract.

RECENT DEVELOPMENTS

During the first quarter of 1998, the Company signed a non-exclusive three-year agreement with Intel Corporation under which the Company and Intel will collaborate to produce desktop devices based on guidelines for Lean Client systems outlined by Intel in December 1997. Under the terms of the agreement as amended, the Company has developed a "reference platform design" consisting of Pentium-based lean client hardware integrated with software technology from both companies. Subject to the Company's successful completion of the development project, including the Company's demonstration of volume production, Intel has agreed to (i) reference the Company's lean client design(s) as the "preferred design" for the lean client marketplace and (ii) refrain from developing a board level product(s) substantially equivalent to the Company's lean client design(s) for a period of six months after NCD and Intel execute an agreement to develop a particular lean client design. The agreement provides that the Company will develop new product designs based on Intel architecture and will have a limited period of exclusivity for such design(s). Thereafter, Intel shall have the option to acquire a non-exclusive license to any Company lean client design(s) developed by the Company under the auspices of the agreement. The agreement further contemplates that Intel may elect to terminate the agreement for convenience prior to the Company's completion of its development efforts upon Intel's payment to the Company of substantial specified lump sum payments.

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

On December 31, 1998, the Company completed the acquisition of Tektronix' Network Displays business unit for $3.0 million in cash and warrants to purchase one million shares of the Company's common stock at $8.00 per share. The acquisition was accounted for as a purchase business combination with a total purchase price of $5.9 million. The purchase price was allocated to $1.7 million of net assets acquired, $1.4 million to in-process research and development and $2.8 million to other intangible assets. In addition to acquiring certain assets of NWD, approximately 83 former NWD employees, primarily in sales, marketing and engineering roles, joined NCD. In conjunction with this acquisition, the Company undertook various restructuring activities to eliminate redundancies with the acquired business, including the reduction in personnel of approximately 40 employees. The Company recorded a charge of approximately $1.0 million related to these restructuring activities. (See
Note 5 of the "Notes to Consolidated Financial Statements.")

RESULTS OF OPERATIONS

The following table sets forth certain items in the Company's consolidated statements of operations as a percentage of net revenues for the periods indicated. Figures are rounded to the nearest whole percentage, and line items presenting subtotal and total percentages may therefore differ, due to rounding, from the sum of the percentages for each line item.

                                                                       Years Ended December 31,
                                                               ---------------------------------------
                                                               1998              1997             1996
                                                               ----              ----             ----
Net revenues:
     Hardware products and services                             77%               75%             79%
     Software licenses and services                             23%               25%             21%
                                                               ----              ----            ----
         Total net revenues                                    100%              100%            100%

Cost of revenues:
     Hardware products and services                             56%               53%             60%
     Software licenses and services                              7%                7%              6%
                                                               ----              ----            ----
         Total cost of revenues                                 63%               61%             67%
                                                               ----              ----            ----

Gross profit                                                    37%               39%             33%

Operating expenses:
     Research and development                                   13%               11%             12%
     Marketing and selling                                      29%               23%             27%
     General and administrative                                  5%                5%              9%
     Business restructuring                                      1%               --              (1)%
     Acquired in-process research and development                1%               --              --
     Litigation settlement                                      --                (0)%             1%
                                                               ----              ----            ----
         Total operating expenses                               49%               38%             48%
                                                               ----              ----            ----

Operating income (loss)                                        (13)%               1%            (14)%

Non-operating income and gains, net                              3%                2%              7%
                                                               ----              ----            ----

Income (loss) before income taxes                               (9)%               3%             (7)%

Provision for income taxes (income tax benefit)                 (1)%               1%             (3)%
                                                               ----              ----            ----

Net income  (loss)                                              (9)%               2%             (4)%
                                                               ----              ----            ----
                                                               ----              ----            ----

TOTAL NET REVENUES

Total net revenues for 1998 were $105.6 million, a decrease of 21% from 1997 net revenues of $133.4 million. Net revenues for 1997 increased by 11% compared to 1996 net revenues of $120.6 million. International revenues were 35% of total net revenues for 1998, representing a slight increase from 34% and 33% in 1997 and 1996, respectively. Sales to IBM accounted for 29% and 26% of revenues in 1998 and 1997, respectively. No single customer of the Company accounted for more than 10% of the Company's net revenues during 1996.

HARDWARE REVENUES

Hardware revenues consist primarily of revenues from the sale of thin client products, related hardware, and to a lesser extent, fees for related service activities. Hardware revenues were $81.2 million for 1998, a decrease of 19% compared to revenues of $100.6 million in 1997. Hardware revenues for 1997 increased 6% compared to revenues of $95.0 million in 1996. The decline in revenues in 1998 reflects decreased shipments of UNIX-based products as the Company transitions to the sale of lower priced Windows-based terminals and decreased shipments to IBM. The increase in revenues in 1997 reflects the increased shipments related to the IBM Agreement, offset by lower average selling prices ("ASPs").

SOFTWARE REVENUES

Software revenues consist primarily of revenues from the licensing of software products and related support services. Software products that are included in revenue for the periods presented are (i) NCD WINCENTER, the Company's multi-user WINDOWS NT application server software, (ii) NCD PC-XWARE, the Company's thin client software for PCs, and (iii) NCDWARE, the Company's proprietary thin client software. Through the first quarter of 1996, Software revenues also included revenues from the development and licensing of the Company's MARINER Internet connectivity product line (which was sold in the first quarter of 1996), and the Z-MAIL product line (which was sold during the second quarter of 1996). Revenues from software and related services were $24.4 million for 1998, a decrease of 26% compared to revenues of $32.8 million in 1997. Revenues in 1997 increased by 28% compared to revenues of $25.6 million in 1996. The decrease in 1998 reflects decreases in all software revenue product lines; the most significant of which were NCD WINCENTER and the Company's PC-XWARE product line. The reduction in NCD WINCENTER reflects the Company's transition from an OEM of Citrix's WinFrame for NT 3.5 products to a provider of value-add software to that product, and the market's move from Citrix WinFrame for NT 3.5 to MetaFrame for NT 4.0 concurrently with the availability of multi-user Windows NT 4.0 from Microsoft. In addition to the decreased product sales, revenues for 1997 included revenues from AT&T of $1.2 million related to an agreement with AT&T that terminated in September 1997. The Company's OEM relationship with Citrix ended on September 30, 1998. This will result in significantly reduced sales of WINCENTER products, and, potentially, a decrease in total software revenues in future periods if the Company's newly announced software products do not achieve sufficient marketplace acceptance. The increase in 1997 software revenues compared to 1996 resulted from increased sales of WINCENTER and related support services.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin percentages on Hardware revenues were 27%, 29% and 23% for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in margin in 1998 primarily reflects reduced margins on products sold to IBM on an OEM basis. The increase in margin for 1997 relates to lower material costs, reflecting declines in the cost of certain semiconductor and other components. In addition, in 1996 the Company recorded a $3.0 million charge associated with the reduction of certain inventories to market value. Exclusive of this charge, the gross margin percentage on Hardware revenues would have been 27% for 1996. The Company also benefited from certain reduced component prices related to volume purchase discounts in association with the IBM Agreement during 1997 while no such purchasing benefits were realized in 1996.

The Company continues to increase the mix of revenues generated through indirect channels. This should continue to put downward pressure on gross margin percentages on hardware revenues in future periods.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin percentages on Software revenues were 68% for the year ended December 31, 1998, and 70% for both years ended December 31, 1997 and 1996. The decline in 1998 when compared to 1997 was due primarily to a higher mix of WINCENTER revenues in 1998, which carry a lower margin because of higher third-party royalty costs, and reduced revenues of other software products, including revenues associated with the AT&T agreement and PC-XWARE. Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis. Accordingly, royalties are a significant component of total software cost of sales in the periods presented.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $13.2 million, $14.2 million and $14.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. Although R&D expenses decreased slightly in absolute dollars in 1998, the investment in R&D as a percentage of net revenues increased as the Company continued to invest in R&D in a period of lower revenues. R&D expenses decreased in 1997 compared to 1996 primarily due to the absence of costs of $2.5 million related to the Z-MAIL and MARINER product lines which were sold in the first half of 1996. Absent these costs, R&D expenses in 1997 increased 15% reflecting increased investment in the area of thin client computing products. R&D expenses as a percentage of revenues (excluding Z-MAIL and MARINER costs in 1996) were 13%, 11% and 10% for 1998, 1997 and 1996, respectively. The Company plans to maintain its investment in research and development in the area of thin client computing products through 1999.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $31.1 million, $30.5 million and $32.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. The slight increase in 1998 compared to 1997 related to the Company's continued investment in the marketing and selling of the Company's products during a transition year of lower revenues. The decrease in 1997 compared to 1996 reflects increased efficiencies related to the consolidation of the Company's remaining business units, which commenced in June of 1996. As a percentage of net revenues, marketing and selling expenses were 29%, 23% and 27% for 1998, 1997 and 1996, respectively, resulting from the combined impact of slightly increased spending and lower net revenues in 1998 and decreased spending in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $5.2 million, $6.1 million and $10.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decreases in 1998 and 1997 when compared to 1996 primarily reflect increased efficiencies and continued cost controls related to personnel costs and outside service fees. As a percentage of net revenues, G&A expenses were 5% for both 1998 and 1997, and 9% for 1996 reflecting the combined impact of decreased spending and lower net revenues in 1998 and decreased spending in 1997.

BUSINESS RESTRUCTURING

On December 31, 1998, the Company acquired the Network Displays business unit of Tektronix Inc. As a result of the acquisition, the Company reduced its workforce and discontinued certain activities that were overlapping with the acquired business. Accordingly, during the fourth quarter of 1998, the Company recorded a charge of $1.0 million for costs of employee severance benefits and to discontinue overlapping activities. See Note 5 of the "Notes to Consolidated Financial Statements" contained herein.

During 1995, the Company created and began implementing a plan to restructure the business in order to improve the Company's operating performance potential. The plan included substantial modifications to the Company's manufacturing processes, phasing out activities related to less profitable products, a reduction in facilities, and a reduction in the number of employees. During 1995, the Company recognized charges totaling $7.5 million for the implementation of this plan. In 1996, the Company substantially concluded such restructuring activities and an amount of $1.1 million in related accruals was determined to be in excess of amounts required. As a result, the Company recognized a $1.1 million credit for business restructuring during 1996. See Note 5 of the "Notes to Consolidated Financial Statements" contained herein.

CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the Company's acquisition of NWD on December 31, 1998, approximately $1.4 million of the total purchase consideration was allocated to the value of in-process research and development. The amounts allocated were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no alternative uses exist. Research and development costs to bring the products to technological feasibility are not expected to have a material impact on the Company's future operating results.

The in-process research and development projects acquired in the acquisition of NWD consisted of development of a new Windows-based terminal and a new browser terminal, as well as technology to upgrade current software products. The new Windows-based terminal ("WBT") was intended to replace the Thin Client 200/400 products and be a less expensive, faster and higher performance machine. Post acquisition, NCD intends to incorporate the acquired WBT technology with its own to create a more fully featured, higher performance WBT. The browser terminal is similar to the new WBT, but is designed solely for the Internet, intranet and extranet applications. These hardware products are expected to be released in late 1999 and continue through 2003. The software product upgrades include two primary software applications: a new enterprise management software which allows for the terminal to be centrally configured and remotely administered; and a next generation software product which is expected to differentiate the Company by rewriting the previous product to be JAVA based and adding key value features such as more central configuration support and support for token ring networks. These new software products are expected to be released in the second quarter of 1999. The aggregate expected costs to complete the in-process projects is approximately $2.0 million.

The fair value of the in-process technology was based on projected cash flows which were discounted based on the risks associated with achieving such projected cash flows upon successful completion of the acquired projects. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. In developing cash flow projections, revenues were forecast based upon relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were forecast based on the characteristics and cash flow generating potential of the acquired in-process technology.

The fair value of the in-process research and development was $1.4 million. Projected annual revenues for the in-process projects was assumed to increase from product release through 2001 and decline significantly in 2002 and 2003, which is estimated to be the end of the in-process technology's economic life.

Gross profit was assumed to be 35% for the hardware projects and 85% for the software projects. The projected gross profit percentages were based on estimated costs of revenues which include duplication, manuals, packaging materials and third party order fulfillment costs. Gross profit projections were based on the Company's experience with other similar products.

Estimated operating expenses, income taxes and capital charges to provide a return on other acquired assets were deducted from gross profit to arrive at net operating income for the in-process development projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses and development costs to maintain the technology once it has achieved technological feasibility.

The Company discounted the net cash flows of the in-process research and development projects to their present values using a discount rate of 40%. This discount rate approximates the overall rate of return for the acquisition as a whole and reflects the inherent uncertainties surrounding the successful development of the in-process research and development projects.

LITIGATION SETTLEMENT

The $1.1 million charge for litigation settlement that was recognized in 1996 represented an estimate of the Company's voluntary contribution toward a total of $12 million in costs to settle all pending securities litigation. The settlement agreement was executed by all parties in 1997, and the Company anticipates that no further charges related to such settlement will be incurred in the future. A credit of $147,000 representing the excess of the $1.1 million accrual was recognized in 1997 when all expenses related to the litigation settlement were determined.

INTEREST INCOME, NET

Interest income, net of interest expense, was $1.6 million, $1.9 million and $1.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in 1998 when compared to 1997 relates to decreased average balances in interest-earning accounts and declining average interest rates. The increase in 1997 compared to 1996 is primarily due to higher average balances in interest-earning accounts. This was partially offset by declining interest rates across the periods presented.

OTHER INCOME, NET

Other income includes non-operating income, net of non-operating expense. Other income for 1998 reflects the sale of the Company's interest in Precept Software, Inc. ("Precept") after Precept was acquired by Cisco Systems in March 1998, resulting in a net gain of approximately $2.1 million. The Company acquired shares of Precept in 1995 in return for providing specialized software. Other income in 1997 reflects the receipt of insurance proceeds for certain legal expenses incurred in association with the securities litigation costs. No significant other income was produced during 1996.

GAIN ON SALE OF PRODUCT LINES

The gain on sale of product lines in 1996 represents the net gain on the sale of the MARINER product line in February 1996, offset by a slight loss on the sale of the Z-MAIL product line in June 1996.

INCOME TAXES AND INCOME TAX BENEFIT

The Company recognized an income tax benefit of $0.7 million and $3.5 million in 1998 and 1996, respectively, compared to an income tax provision of $1.2 million in 1997. At December 31, 1998, the Company's net deferred tax assets are approximately $6.6 million. During 1998, the Company recorded a valuation allowance against a portion of its deferred tax assets because operating losses created uncertainty about the Company's ability to generate sufficient taxable income to utilize all deferred tax assets. Based on the Company's expected operating results, management believes that it is more likely than not that the Company will realize the benefit of the recognized deferred tax assets. See Future Performance and Risk Factors below and Note 7 of the "Notes to Consolidated Financial Statements."

FINANCIAL CONDITION

Total assets of $75.1 million at December 31, 1998 decreased $11.4 million from $86.5 million at December 31, 1997. The change in total assets reflects decreases in cash and equivalents, accounts receivable, deferred income taxes and inventory of $12.7 million, $3.6 million, $1.6 million and $1.1 million, respectively, partially offset by increases in other assets and short-term investments of $5.2 million and $2.6 million, respectively. Total liabilities as of December 31, 1998 decreased by $3.4 million to $22.6 million from $26.0 million at December 31, 1997.

CAPITAL REQUIREMENTS

Capital spending requirements for 1999 are estimated at approximately $3.5 million, and at December 31, 1998, the Company had commitments for capital expenditures of approximately $360,000. These commitments are primarily related to information technology and facilities.

LIQUIDITY

As of December 31, 1998, the Company had combined cash and equivalents and short-term investments totaling $21.4 million, with no significant debt. Cash used in operations was $5.8 million in 1998 compared to cash provided by operations of $7.1 million in 1997 and cash used in operations of $6.5 million in 1996. Cash used in operations in 1998 primarily reflects the Company's net loss of $9.1 million and decreases in accrued expenses and deferred revenues of $3.2 million and $2.2 million, respectively, partially offset by decreases in inventories and accounts receivable of $5.8 million and $3.6 million, respectively. Cash provided by operations in 1997 primarily reflects the Company's net income of $2.7 million, depreciation of $3.3 million and increases in accounts payable of $6.8 million, partially offset by increases in inventories and accounts receivable of $5.6 million and $3.6 million, respectively. Cash used in operations in 1996 primarily reflects the Company's net loss of $5.2 million, the gain on sale of product lines of $6.9 million and decreases in accounts payable of $9.5 million, partially offset by depreciation of $4.6 million and decreases in accounts receivable and inventories of $7.0 million and $4.5 million, respectively. Cash flows used in investing activities in 1998 of $5.1 million primarily reflects the cash portion of the acquisition of NWD of $3.0 million. Cash flows used in financing activities reflects repurchases of $10.7 million of the Company's common stock, partially offset by Intel's investment in the Company's common stock. Cash flows used in financing activities in 1997 reflects repurchases of $12.2 million of the Company's common stock. The Company believes that its existing sources of liquidity, including cash generated from operations, will be sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

YEAR 2000 ISSUES

In the next year, most companies could face a potentially serious information systems problem because many software applications and operational programs written in the past were designed to handle date formats with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00." In response to this, the Company has formed a task force (the "Task Force") specifically assigned to addressing Year 2000 issues.

The Task Force is composed of members from all essential functional groups within the Company. The Task Force meets regularly, and the meeting minutes are reviewed on a regular basis at the Executive Staff's operational meeting. The Company has reviewed all of its current product offerings and believes that its current products are Year 2000 compliant. As to the Company's internal operations, the Task Force's general plan of action includes inventorying all essential systems, equipment and facilities, contacting suppliers to ascertain vendor readiness for Year 2000, testing all critical systems and resolving all mission-critical problems by the end of the third quarter of 1999. The Company is currently on schedule to complete all mission-critical Year 2000 problems by the end of the third quarter of 1999.

The Company has completed a comprehensive inventory, and is currently in the process of completing the evaluation, remediation and testing of its systems, equipment and facilities. The Company has also identified all essential suppliers and has contacted them to determine whether these suppliers' operations, products and services are, or will be, Year 2000 ready. The Company expects to receive substantially all supplier responses by the end of the first quarter of 1999. In addition, the Company plans to audit its largest supplier to ensure Year 2000 readiness. The Company has a number of projects underway to replace or upgrade systems, equipment and facilities that are not currently Year 2000 ready. To date, the Company has not identified any specific contingency plans should the replacement or upgrade of these systems not be completed on a timely basis. The Company plans to have all mission-critical systems Year 2000 ready by the end of the first quarter of 1999.

The Company estimates the total Year 2000 costs to be between $500,000 to $750,000. As of December 31, 1998, the Company has spent approximately $78,000 related to Year 2000 issues. The Company has budgeted all Year 2000 costs independently of the Company's information technology budget. All costs will be paid from the Company's operating funds.

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

The Company believes that the most reasonable likely worst case scenario related to Year 2000 compliance that the Company may experience would be a delay or inability to procure components from suppliers or an interruption of orders from key customers due to their failure to successfully remediate
Year 2000 related issues. Such scenarios, if they were to develop, could materially, adversely affect the Company and its operations. The Company has in place only general contingency plans, such as replacement of suppliers and stockpiling of critical components, to respond to such scenarios.

FUTURE PERFORMANCE AND RISK FACTORS

THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

EVOLVING THIN CLIENT COMPUTING MARKET

The Company derives a majority of its revenues from the sale of thin client network computing products and related software. Until several years ago, the Company's thin client product offerings primarily focused on the UNIX marketplace using the Company's X protocol. The Company's introduction of its WINCENTER multi-user Windows NT application server software and new, lower-priced thin client network computing devices allowed the Company to offer thin client network computing systems that provide users with access to Windows applications. The Company's expansion of its thin client computing model into the Windows-based environment has been limited because of the Company's inability to offer an endorsed Microsoft solution within the Windows market prior to the introduction of the Windows-based terminal in June 1998 and intense competition from alternative desktop systems, particularly personal computers, whose selling prices are at historic lows for relatively high performance configurations. The Company's future success will depend substantially upon increased acceptance of the thin client computing model and the successful marketing of the Company's new thin client computing hardware and software products. There can be no assurance that the Company's new thin client computing products will compete successfully with alternative desktop solutions or that the thin client computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for the Company's thin client computing products would have a material, adverse effect on the Company's business, operating results and financial condition.

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

COMPETITION

The desktop computer and information access markets are characterized by rapidly changing technology and evolving industry standards. The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the thin client computing market has intensified over the past several years, resulting in price reductions and reduced profit margins. The Company expects this intense competition to continue, and there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. The Company's software products also face substantial competition from software vendors that offer similar products, including several large software companies, including Microsoft and Citrix.

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

DEFERRED TAX ASSETS

The Company has significant deferred tax assets and will have to generate approximately $17 million of future taxable income to realize its net deferred tax assets. If the Company is unable to realize its net deferred tax assets, it will have to establish an additional valuation allowance, which could have a material, adverse effect on future operating results. Although management believes that the Company will achieve the operating results necessary to realize these assets, there can be no assurance that future levels of taxable income will be sufficient to realize the net deferred tax assets.

RELIANCE ON INDEPENDENT DISTRIBUTORS AND RESELLERS

The Company relies increasingly on independent distributors and resellers for the distribution of its products. In early 1996, the Company experienced significant returns of its software products from its distributors. Although controls have since been improved, there can be no assurance that the Company will not experience some level of returns in the future. In addition, there can be no assurance that the Company's distributors and resellers will continue their current relationships with the Company or that they will not give higher priority to the sale of other products, which could include products of the Company's competitors. A reduction in sales effort or discontinuance of sales of the Company's products by its distributors and resellers could lead to reduced sales and could adversely affect the Company's operating results. In addition, there can be no assurance as to the continued viability or the financial stability of the Company's distributors and resellers, the Company's ability to retain its existing distributors and resellers or the Company's ability to add distributors and resellers in the future.

RELIANCE ON INDEPENDENT CONTRACTORS

The Company relies on independent contractors for virtually all of the sub-assembly of the Company's thin client computing products. The Company's reliance on these independent contractors limits its control over delivery schedules, quality assurance and product costs. In addition, a number of the Company's independent suppliers are located abroad. The Company's reliance on these foreign suppliers subjects the Company to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. The Company currently obtains all of the sub-assemblies used for its thin client computing products (consisting of all major components except monitors and cables) from a single supplier located in Thailand. Any significant interruption in the supply of sub-assemblies from this contractor would have a material, adverse effect on the Company's business and operating results. However, the Company now has the capability to obtain sub-assemblies from an alternative location of its single supplier, which is located in Mexico. Disruptions in the provision of components by the Company's other suppliers, or other events that would require the Company to seek alternate sources of supply, could also lead to supply constraints or delays in delivery of the Company's products and adversely affect its operating results. The operations of certain of the Company's foreign suppliers were briefly disrupted during 1992 due to political instability in Thailand.

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

DEPENDENCE ON KEY PERSONNEL

The Company's success depends to a significant degree upon the continuing contributions of its senior management and other key employees, particularly Robert G. Gilbertson, President and Chief Executive Officer and Rudolph G. Morin, Executive Vice President of Operations & Finance and Chief Financial Officer. The Company believes that its future success will depend in large part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract and retain key personnel could have a material, adverse effect on the Company's business, operating results or financial condition.

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

ITEM 7A.  MARKET RISK SENSITIVE INSTRUMENTS

The Company's market risk sensitive instruments as of December 31, 1998 are primarily exposed to interest rate risks. Because of the short-term maturities of these instruments, a 100 basis point change in related interest rates would not have a material effect on their fair value.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 23

Consolidated Balance Sheets as of December 31, 1998 and 1997                 24

Consolidated Statements of Operations for the Years Ended
         December 31, 1998, 1997 and 1996                                    25

Consolidated Statements of Shareholders' Equity for the Years Ended
         December 31, 1998, 1997 and 1996                                    26

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997 and 1996                                    27

Notes to Consolidated Financial Statements                                   28

Supplementary Data:  Quarterly Financial Data (Unaudited)                    37


                          Independent Auditors' Report

The Board of Directors and Shareholders
Network Computing Devices, Inc.

We have audited the accompanying consolidated balance sheets of Network Computing Devices, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Computing Devices, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                           KPMG LLP


Mountain View, California
February 9, 1999

                         NETWORK COMPUTING DEVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          December 31,
                                                                            ---------------------------------------
                                                                                   1998                  1997
                                                                            ------------------     ----------------
Assets:
     Current assets:
        Cash and cash equivalents                                             $         8,553        $      21,240
        Short-term investments                                                         12,806               10,240
        Accounts receivable, net of allowances of $1,821 and
            $2,606 as of December 31, 1998 and 1997, respectively                      21,590               25,148
        Inventories                                                                    14,362               15,412
        Deferred income taxes                                                           3,126                4,763
        Other current assets                                                            3,214                2,843
                                                                            ------------------     ----------------
     Total current assets                                                              63,651               79,646
     Property and equipment, net                                                        3,850                4,424
     Other assets                                                                       7,645                2,444
                                                                            ------------------     ----------------
Total assets                                                                  $        75,146        $      86,514
                                                                            ------------------     ----------------
                                                                            ------------------     ----------------

Liabilities and Shareholders' Equity:
     Current liabilities:
        Accounts payable                                                      $        10,438        $      11,211
        Accrued expenses                                                                5,647                8,955
        Deferred revenue                                                                6,105                4,918
        Income taxes payable                                                              274                  597
        Current portion of capital lease obligations                                       90                  154
                                                                            ------------------     ----------------
     Total current liabilities                                                         22,554               25,835
     Long-term portion of capital lease obligations                                        69                  160
     Commitments and contingencies
     Shareholders' equity:
        Undesignated preferred stock: 3,000,000 shares authorized;
           no shares issued and outstanding                                                 -                    -
        Common stock, $0.001: 30,000,000 shares authorized;
           16,049,130 and 16,283,772 shares issued and outstanding as of
           December 31, 1998 and 1997, respectively                                        16                   16
        Capital in excess of par value                                                 59,721               58,614
        Retained earnings (accumulated deficit)                                        (7,214)               1,889
                                                                            ------------------     ----------------
     Total shareholders' equity                                                        52,523               60,519
                                                                            ------------------     ----------------
Total liabilities and shareholders' equity                                    $        75,146        $      86,514
                                                                            ------------------     ----------------
                                                                            ------------------     ----------------

                            See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      Years Ended December 31,
                                                                         ----------------------------------------------------
                                                                               1998              1997              1996
                                                                         ---------------   ---------------   ----------------
Net revenues:
   Hardware products and services                                          $     81,194      $    100,555      $      94,973
   Software licenses and services                                                24,402            32,845             25,635
                                                                         ---------------   ---------------   ----------------
Total net revenues                                                              105,596           133,400            120,608
Cost of revenues:
   Hardware products and services                                                59,337            71,118             72,715
   Software licenses and services                                                 7,693             9,957              7,769
                                                                         ---------------   ---------------   ----------------
Total cost of revenues                                                           67,030            81,075             80,484
                                                                         ---------------   ---------------   ----------------
Gross profit                                                                     38,566            52,325             40,124
Operating expenses:
   Research and development                                                      13,213            14,179             14,930
   Marketing and selling                                                         31,124            30,455             32,117
   General and administrative                                                     5,231             6,102             10,270
   Business restructuring                                                           996                 -             (1,052)
   Acquired in-process research and development                                   1,448                 -                  -
   Litigation settlement (credit)                                                     -              (147)             1,100
                                                                         ---------------   ---------------   ----------------
Total operating expenses                                                         52,012            50,589             57,365
                                                                         ---------------   ---------------   ----------------
Operating income (loss)                                                         (13,446)            1,736            (17,241)
 Interest income                                                                  1,609             1,946              1,656
 Interest expense                                                                   (14)              (51)               (68)
 Other income, net                                                                2,090               200                  -
 Gain on sale of product lines                                                        -                 -              6,932
                                                                         ---------------   ---------------   ----------------
Income (loss) before income taxes                                                (9,761)            3,831             (8,721)
 Provision for income taxes (income tax benefit)                                   (658)            1,150             (3,489)
                                                                         ---------------   ---------------   ----------------
Net income (loss)                                                          $     (9,103)     $      2,681      $      (5,232)
                                                                         ---------------   ---------------   ----------------
                                                                         ---------------   ---------------   ----------------
Basic earnings per share:
    Net income (loss) per share                                            $      (0.56)     $       0.16      $       (0.32)
                                                                         ---------------   ---------------   ----------------
                                                                         ---------------   ---------------   ----------------
    Shares used in per share computations                                        16,393            16,725             16,579
                                                                         ---------------   ---------------   ----------------
                                                                         ---------------   ---------------   ----------------
Diluted earnings per share:
    Net income (loss) per share                                            $      (0.56)     $       0.15      $       (0.32)
                                                                         ---------------   ---------------   ----------------
                                                                         ---------------   ---------------   ----------------
    Shares used in per share computations                                        16,393            18,313             16,579
                                                                         ---------------   ---------------   ----------------
                                                                         ---------------   ---------------   ----------------

                            See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                         Accumulated                     Retained
                                                     Common Stock           Other                        Earnings         Total
                                                  ----------------      Comprehesive    Comprehensive  (Accumulated   Shareholders'
                                                  Shares     Amount     Income (Loss)   Income (Loss)    Deficit)        Equity
                                                  ------     ------     -------------   -------------  ------------   -----------
Balances as of December 31, 1995                   16,119   $ 63,543     $        31                    $     4,440    $   68,014
Comprehensive loss
  Net loss                                              -          -               -    [    (5,232) ]       (5,232)       (5,232)
  Other comprehensive loss
      Reclassification of gain on securities
        included in net income                          -          -             (31)   [       (31) ]            -           (31)
                                                                                           ---------
                                                                                        [     (5,263)]
                                                                                           ---------
                                                                                           ---------
Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                             928      4,763               -                              -         4,763
Repurchase of common stock                            (10)       (89)              -                              -           (89)
                                                   ------    -------      ----------                      ----------    ----------
Balances as of December 31, 1996                   17,037     68,217               -                           (792)       67,425
Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                             438      2,634               -                              -         2,634
Repurchase of common stock                         (1,191)   (12,221)              -                              -       (12,221)
Net income                                              -          -               -      [  2,681 ]          2,681         2,681
                                                   ------    -------      ----------       --------      ----------    ----------
                                                                                           --------
Balances as of December 31, 1997                   16,284     58,630               -                          1,889        60,519


Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                             384      2,150               -                              -         2,150
Sale of common stock                                  750      6,938               -                              -         6,938
Fair value of warrants issued                           -      2,690               -                              -         2,690
Repurchase of common stock                         (1,369)   (10,671)              -                              -       (10,671)
Net income                                              -          -               -      [ (9,103)]         (9,103)       (9,103)
                                                   ------    -------      ----------       --------      ----------    ----------
                                                                                           --------
Balances as of December 31, 1998                   16,049   $ 59,737     $         -                    $    (7,214)     $ 52,523
                                                   ------    -------      ----------                     ----------    ----------
                                                   ------    -------      ----------                     ----------    ----------

                            See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            Years Ended December 31,
                                                                               ----------------------------------------------------
                                                                                   1998               1997               1996
                                                                               --------------    ---------------    ---------------
Cash flows from operating actitivites:
    Net income (loss)                                                            $    (9,103)      $      2,681       $     (5,232)
    Reconciliation of net income (loss) to net cash provided by (used in)
      operating activities:
       Gain on sale of product lines                                                       -                  -             (6,932)
       Non-cash restructuring charges (credit)                                            96                  -             (1,052)
       Depreciation and amortization                                                   3,022              3,287              4,559
       Deferred income taxes                                                            (820)               404               (440)
       Gain on sale of investment                                                     (2,090)                 -                  -
       Acquired in-process research and development                                    1,448                  -                  -
       Changes in:
             Accounts receivable, net                                                  3,558             (3,599)             7,042
             Inventories                                                               5,782             (5,636)             4,455
             Other current assets and other                                             (278)               809               (378)
             Accounts payable                                                         (1,729)             6,828             (9,510)
             Income taxes payable                                                       (323)               897             (1,446)
             Accrued expenses                                                         (3,195)               (22)             1,856
             Deferred revenue                                                         (2,182)             1,432                578
                                                                               --------------    ---------------    ---------------
       Net cash provided by (used in) operating activites                             (5,814)             7,081             (6,500)
                                                                               --------------    ---------------    ---------------
Cash flows from investing activities:
           Purchases of short-term investments                                       (17,721)           (12,649)            (3,684)
           Sales and maturities of short-term investments                             15,155             14,248             14,600
           Changes in other assets                                                      (230)             2,539             (2,784)
           Net proceeds from sale of investment                                        2,402                  -                  -
           Net proceeds from sale of product lines                                         -                  -              8,625
           Acquisition of business                                                    (3,037)                 -                  -
           Property and equipment purchases, net                                      (1,704)            (2,816)            (2,273)
                                                                               --------------    ---------------    ---------------
       Net cash provided by (used in) investing activities                            (5,135)             1,322             14,484
                                                                               --------------    ---------------    ---------------
Cash flows from financing activities:
           Principal payments on capital lease obligations                              (155)              (748)            (1,175)
           Repurchases of common stock                                               (10,671)           (12,221)               (89)
           Proceeds from issuance of stock, net                                        9,088              1,974              3,748
                                                                               --------------    ---------------    ---------------
       Net cash provided by (used in) financing activities                            (1,738)           (10,995)             2,484
                                                                               --------------    ---------------    ---------------
       Change in cash and cash equivalents                                           (12,687)            (2,592)            10,468
       Cash and cash equivalents:
         Beginning of year                                                            21,240             23,832             13,364
                                                                               --------------    ---------------    ---------------
         End of year                                                             $     8,553       $     21,240       $     23,832
                                                                               --------------    ---------------    ---------------
                                                                               --------------    ---------------    ---------------
       Noncash investing and financing activities:
         Fair value of warrants issued for acquisition of business               $     2,690       $          -       $          -
                                                                               --------------    ---------------    ---------------
                                                                               --------------    ---------------    ---------------
         Income tax benefit from employee stock transactions                     $       263       $        660       $        860
                                                                               --------------    ---------------    ---------------
                                                                               --------------    ---------------    ---------------

                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS Network Computing Devices, Inc. (the "Company") was incorporated on February 17, 1988. The Company provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage and cost effective access to any application from thin client, UNIX and PC desktops. The Company's product lines include the NCD THINSTAR Windows-based terminals and NCD EXPLORA and family of thin clients, NCD THINSTAR software to extend the functionality reach of NCD THINSTAR Windows-based terminals, NCD THINCLIENT software for implementing thin client computing to a variety of enterprise desktops, NCD WINCENTER multi-user Windows NT server software, and NCD PC-XWARE software that delivers PC access to UNIX and multi-user Windows NT PCs.

CONSOLIDATION The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The functional currency for the Company and its subsidiaries is the U.S. dollar. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS The Company considers all highly liquid investments purchased with a maturity date of 90 days or less to be cash equivalents. Cash equivalents at December 31, 1998 and 1997 consist of bank deposits, commercial paper and corporate debt securities. The fair value of cash equivalents approximates the carrying value.

SHORT-TERM INVESTMENTS The Company has classified all of its short-term investments as "available-for-sale" securities. The carrying value of such securities is adjusted to fair market value, with unrealized gains and losses, net of deferred taxes, being excluded from earnings and reported as a component of other comprehensive income. Cost is determined by specific identification for purposes of computing realized gains or losses.

INVENTORIES Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market (net realizable value).

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Equipment under capital leases is stated at the lower of fair value or the present value of the minimum lease payments at the inception of the lease. Depreciation is computed using the straight-line method. Useful lives of two to five years are used for equipment and furniture; demonstration equipment is depreciated over an 18-month period. Leasehold improvements and equipment under capital leases are amortized over the shorter of the lease term or the useful lives of the respective assets.

INTANGIBLE ASSETS Intangible assets are included in other assets and are amortized over the economic life of the asset, which is assumed to be a seven year period, on a straight-line basis. Intangible assets include customer lists, workforce in place, non-compete agreements and goodwill associated with acquisitions accounted for under the purchase method.

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

RESEARCH AND DEVELOPMENT COSTS Research and development costs are charged to engineering expense when incurred. Costs incurred in the development of new software products and enhancements to existing software products are also expensed as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Capitalized software is amortized to cost of goods sold over eighteen months to three years, based on the expected life of the product.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF The Company evaluates its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of intangible assets is measured by a comparison of the carrying amount to the assets' fair value calculated using discounted future cash flows.

NET INCOME (LOSS) PER SHARE Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants (1,588,000 shares in 1997) outstanding, when dilutive, using the treasury stock method. At December 31, 1998 and 1996 there were 3,757,098 and 3,236,208 options outstanding, respectively, that could potentially dilute earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those years. In addition, on December 31, 1998 the Company issued warrants to purchase 1,000,000 shares of common stock that could potentially dilute EPS in the future.

STOCK-BASED COMPENSATION The Company accounts for its stock-based compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.

OTHER COMPREHENSIVE INCOME Effective the first quarter of 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components of net income and other comprehensive income in the consolidated financial statements. Other comprehensive income refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders' equity. The Company has elected a reporting format that incorporates a statement of other comprehensive income in the Consolidated Statements of Changes in Shareholders' Equity.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt the standard no later than the first quarter of fiscal year 2000 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

RECLASSIFICATIONS Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2.  ACQUISITION

On December 31, 1998, the Company acquired Tektronix' Network Displays Business unit ("NWD") for $3.0 million in cash and warrants to purchase one million shares of the Company's common stock over a term of five years at an exercise price of $8.00 per share. The fair value of the warrants issued in the acquisition was calculated using the Black-Scholes pricing model with the following assumptions: expected life of 5 years, dividend yield of 0%, risk free interest rate of 4.85% and expected volatility of 61.5%. Direct costs of the acquisition totaled approximately $200,000. The acquisition was accounted for as a purchase business combination with a total purchase price of $5.9 million. The purchase price was allocated to $1.7 million of net assets acquired (primarily inventory), $1.4 million to in-process research and development and $2.8 million to other intangible assets. In addition to acquiring certain assets of NWD, approximately 83 former NWD employees, primarily in sales, marketing and engineering roles, joined NCD. In conjunction with this acquisition, the Company undertook various restructuring activities to eliminate redundancies with the acquired business. The Company recorded a charge of approximately $1.0 million related to these restructuring activities. See Note 5 contained herein.

NOTE 3.  SHORT-TERM INVESTMENTS

The fair value of short-term investments consisted of the following as of December 31 (in thousands):

                                                   1998              1997
                                                   ----              ----
         Corporate debt securities               $ 9,799           $ 7,491
         Commercial paper                          3,007               981
         Certificates of deposit                      --             1,768
                                                 -------           -------
                                                 $12,806           $10,240
                                                 -------           -------
                                                 -------           -------

There were no material unrealized gains or losses at December 31, 1998 and 1997.

The maturities of available-for-sale securities as of December 31, 1998 were as follows (in thousands):

                                                                         Within            One to
                                                                        One Year        Two Years
                                                                        --------        ---------
         Corporate debt securities                                        $8,484           $1,315
         Commercial paper                                                  3,007               --
                                                                         -------       ----------
                                                                         $11,491           $1,315
                                                                         -------       ----------
                                                                         -------       ----------


NOTE 4.  CONSOLIDATED BALANCE SHEET AND STATEMENT OF CASH FLOWS COMPONENTS

                                                                            1998             1997
                                                                         -------       ----------
Inventories as of December 31 consisted of (in thousands):

         Purchased components and sub-assemblies                         $10,733          $13,178
         Work in process                                                   1,285              545
         Finished goods                                                    2,344            1,689
                                                                           -----          -------
                                                                         $14,362          $15,412
                                                                         -------          -------
                                                                         -------          -------
                                                                            1998             1997
                                                                            ----             ----
Property and equipment as of December 31 consisted of (in thousands):

         Office equipment                                                $14,369          $13,077
         Machinery and equipment                                           6,599            6,108
         Demonstration equipment                                           3,847            3,708
         Furniture and fixtures                                            2,117            2,068
         Leasehold improvements                                            2,143            2,003
                                                                         -------          -------
                                                                          29,075           26,964
Less accumulated depreciation
         and amortization                                                 25,225           22,540
                                                                          ------           ------
                                                                         $ 3,850          $ 4,424
                                                                         -------          -------
                                                                         -------          -------

Included in property and equipment is approximately $447,000 and $870,000 of equipment under capital leases as of December 31, 1998 and 1997, respectively. Accumulated amortization related to this equipment is approximately $363,000 and $616,000 as of December 31, 1998 and 1997, respectively.

                                                                            1998             1997
                                                                            ----             ----
Accrued expenses as of December 31 consisted of (in thousands):

         Payroll-related costs                                            $2,904           $2,882
         Royalties                                                           285            2,061
         Warranty                                                            906              631
         Other accrued expenses                                            1,552            3,381
                                                                         -------        ---------
                                                                          $5,647           $8,955
                                                                          ------           ------
                                                                          ------           ------

Income taxes paid were $283,000, $262,000 and $223,000 for 1998, 1997 and
1996, respectively. Interest paid was $14,400, $51,000 and $119,000 for 1998,
1997 and 1996, respectively.

NOTE 5.  BUSINESS RESTRUCTURING

On December 31, 1998, the Company acquired certain assets of Tektronix, Inc.'s NWD division. As a result of this acquisition, the Company reduced its workforce and discontinued certain activities that were redundant with the acquired business. As a result of the restructuring action, a charge to operations of $1.0 million was recorded for 1998. The charge, comprising employee severance benefits ($546,000), facility exit costs ($153,000), the write-off of prepaid royalties ($96,000) and the termination of a sales consulting agreement ($201,000), has been reported as an operating expense for 1998. The restructuring plan included the termination of approximately 40 employees, primarily in sales and engineering roles, and the closure of four of NCD's offices in the United States. Total cash charges amounted to $900,000, none of which had been paid as of December 31, 1998 and are included in accrued expenses. It is anticipated that the plan for restructuring will be complete by the end of the first quarter of 1999.

In 1996, the Company determined that the restructuring plan initiated in 1995 was substantially complete, and an operating credit of $1.1 million was recorded during that period.

NOTE 6.  SHAREHOLDERS' EQUITY

STOCK REPURCHASE PROGRAM In April 1997, the Company's Board of Directors adopted a program to repurchase up to 1,000,000 shares of the Company's common stock during the 12-month period ending April 30, 1998. Repurchases were made under the program using the Company's cash resources. Shares repurchased are available for issuance under the Company's stock plans and for other corporate purposes. In September 1997, the repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $8.38 to $12.00 per share for a total purchase price of $10.7 million. In November 1997, the Company's Board of Directors adopted an additional program to repurchase up to 1,000,000 shares of the Company's common stock during the 12-month period ended October 31, 1998. In July
1998, the second repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $6.50 to $9.63 at a total aggregate price of $8.5 million. In June 1998, the Company announced an additional program to repurchase up to 750,000 shares of the Company's common stock. Repurchases of 559,800 shares have been made as of December 31, 1998 under the third program at prices ranging from $4.98 to $8.25 at a total aggregate price of $3.7 million. Total repurchases of 2,559,800 shares were made under all three programs at prices ranging from $4.98 to $12.00 per share for a total purchase price of $22.9 million.

STOCK PURCHASE PLAN In 1992, the Company established the 1992 Employee Stock Purchase Plan and has reserved 1,450,000 shares of common stock for issuance thereunder. The plan permits eligible employees to purchase common stock through payroll deductions of up to 10 percent of their base earnings. The purchase price of the stock is equal to the lesser of 85% of the fair market value of such shares at the beginning of each six-month offering period (or the commencement of the employee's participation, if later) or the end of such offering period. As of December 31, 1998, 1,284,307 shares have been issued under this plan, of which 167,871 were issued in 1998.

The per share weighted-average fair value of employee stock purchases during 1998, 1997 and 1996 was $4.95, $2.77 and $2.18, respectively, on the date of grant using the Black-Scholes model with the following weighted-average assumptions: 1998 - dividend yield of 0%, expected volatility of 84%, risk-free interest rate of between 4.53% and 5.85%, and an expected life of 1 year; 1997 - dividend yield of 0%, expected volatility of 84%, risk-free interest rate of between 5.22% and 5.85%, and an expected life of 1 year; 1996 - dividend yield of 0%, expected volatility of 77%, risk-free interest rate of between 5.0% and 5.74%, and an expected life of 1 year.

STOCK OPTION PLANS As of December 31, 1998, the Company had reserved 6,105,850 shares and 250,000 shares of common stock for issuance under its 1989 Stock Option Plan and the 1994 Outside Directors' Stock Option Plan, respectively ("the Plans"). Under the 1989 Stock Option Plan, options are granted to employees, officers, directors and consultants to purchase shares of the Company's common stock at not less than the fair market value of common stock at the grant date (for incentive stock options) or 85% of the fair market value of such common stock (for nonstatutory stock options). Options generally vest and become exercisable to the extent of 25% one year from grant date with the remainder vesting ratably over the 36-month period thereafter. Prior to August 1994, the options generally expired five years from grant date. Since August 1994, the options expire ten years from grant date. Under the 1994 Outside Directors' Stock Option Plan, options are granted to outside directors to purchase shares of the Company's common stock at not less than the fair market value of common stock at the grant date. Options vest and become exercisable to the extent of 25% on the first anniversary of the grant date with the remainder vesting 25% on each of the following three anniversary dates. As of December 31, 1998, 2,375,851 options were exercisable under the Plans.

The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $5.49, $6.37 and $2.39, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998 - dividend yield of 0%, expected volatility of 84%, risk-free interest rate of between 4.68% and 4.71%, and an expected life of 5 years; 1997 - dividend yield of 0%, expected volatility of 84%, risk-free interest rate of between 5.71% and 6.75%, and an expected life of between 3 and 5 years; 1996 - dividend yield of 0%, expected volatility of 77%, risk-free interest rate of between 5.27% and 6.65%, and an expected life of between 3 and 5.25 years.

The Company applies Accounting Principles Board ("APB") Opinion No. 25 in accounting for its Stock Option and Stock Purchase Plans and, accordingly, no compensation cost has been recognized for its stock plans in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant dates for its stock plans under SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                     1998              1997             1996
                                                     ----              ----             ----
         Net income (loss) (in thousands):
                  As reported                        $(9,103)          $2,681           $(5,232)
                  Pro forma                          (12,396)            (554)           (7,222)
         Basic income (loss) per share:
                  As reported                        $(0.56)           $0.16            $(0.32)
                  Pro forma                           (0.76)           (0.03)            (0.44)
         Diluted income (loss) per share:
                  As reported                        $(0.56)           $0.15            $(0.32)
                  Pro forma                           (0.76)           (0.03)            (0.44)


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

A summary of option transactions under the Plans follows:

                                                                                                      Weighted-
                                                                   Options                            Average
                                                                 Available           Options          Exercise
                                                                 For Grant       Outstanding            Price
                                                                 ---------       -----------          --------
Balances as of December 31, 1995                                   476,862         2,784,154          $4.66
         Options authorized                                      1,265,000                --             --
         Options granted                                        (2,339,570)        2,339,570           3.78
         Options cancelled                                       1,170,090        (1,170,090)          4.55
         Options exercised                                              --          (717,426)          3.95
                                                                 ---------         ---------          -----

Balances as of December 31, 1996                                   572,382         3,236,208          $4.23
         Options authorized                                        250,000                --             --
         Options granted                                        (1,207,175)        1,207,175           9.85
         Options cancelled                                         619,574          (619,574)          9.67
         Options exercised                                              --          (226,523)          4.18
                                                                 ---------         ---------          -----

Balances as of December 31, 1997                                   234,781         3,597,286          $5.18
         Options authorized                                        500,000                --             --
         Options granted                                          (594,100)          594,100           7.96
         Options cancelled                                         217,899          (217,899)          8.29
         Options exercised                                              --          (216,389)          3.98
                                                                 ---------         ---------          -----

Balances as of December 31, 1998                                   358,580         3,757,098          $5.50
                                                                 ---------         ---------          -----
                                                                 ---------         ---------          -----


The following table summarizes information about options outstanding as of December 31, 1998:

                   Options Outstanding                                                Options Exercisable
---------------------------------------------------------------                 ---------------------------
                                    Weighted-         Weighted-                                   Weighted-
Range of                            Average           Average                                     Average
Exercise                            Remaining         Exercise                                    Exercise
Prices               Number         Contractual Life  Price                      Number           Price
------               ------         ----------------  --------                   --------         ---------
$3.50                1,532,753        7.45            $3.50                     1,219,305          $3.50
3.56 to 3.88           511,027        6.36             3.87                       498,881           3.87
4.00 to 7.50           689,150        7.69             6.53                       407,579           6.50
7.63 to 8.50           782,485        9.02             8.24                       180,392           8.47
8.56 to 12.63          241,683        8.54             9.91                        69,694           9.97
                   -----------        ----            -----                    ----------          -----

$3.50 to 12.63       3,757,098        7.74            $5.50                     2,375,851          $4.66
                   -----------        ----            -----                    ----------          -----
                   -----------        ----            -----                    ----------          -----

NOTE 7.  INCOME TAXES

The components of the Company's provision for income taxes for the years ended December 31 are as follows (in thousands):

                                                                      1998              1997             1996
                                                                      ----              ----             ----
Current
         Federal                                                 $   (202)             $(226)       $ (4,210)
         State and other                                              101                312             301
                                                                   ------          ---------        --------
Total current                                                        (101)                86          (3,909)
                                                                   -------         ---------          -------
Deferred
         Federal                                                     (710)               355           (440)
         State and other                                             (110)                49             --
                                                                ---------          ----------         -------
Total deferred                                                       (820)               404            (440)
                                                                ---------               -----           -----
Charge in lieu of income taxes associated with
         the exercise of stock options                                263                660             860
                                                               ----------             ------           -----
                                                                $    (658)            $1,150         $(3,489)
                                                               ----------             ------           -----
                                                               ----------             ------           -----

Total income tax expense (benefit) differs from the expected tax expense (computed by applying the U.S. federal income tax rate of 34% to loss before income taxes) as follows (in thousands):

Tax expense (benefit) at federal statutory rate                  $ (3,319)            $1,303         $(2,967)
State income taxes, net of federal benefit                             67                 30              24
Tax exempt investment income                                           --                (53)           (364)
Research and experimental credit                                     (438)               (63)            --
Difference between prior provision estimates and actual
  tax returns                                                      (3,310)                --             --
Change in valuation allowance                                       6,305                 --             --
Other                                                                  37                (67)           (182)
                                                                ---------          ----------        --------

                                                                  $  (658)             $1,150        $(3,489)
                                                                ---------          ----------        --------
                                                                ---------          ----------        --------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                                                                        1998             1997
                                                                                        ----             ----
Deferred tax assets:

         Accruals, allowances and reserves                                            $6,152           $4,914
         Net operating loss and tax credit carryforwards                               5,566               --
         Property and equipment, principally due to differences
              in depreciation and capitalized leases                                     626            1,035
         Intangible assets                                                               579               --
                                                                                      ------       ----------
Total gross deferred tax assets                                                       12,923            5,949

Less valuation allowance                                                               6,305               --
                                                                                      ------        ---------
Deferred tax assets                                                                    6,618            5,949
                                                                                      ------            -----
Deferred tax liabilities                                                                 --              (151)
                                                                                      ------           ------
Net deferred tax assets                                                               $6,618           $5,798
                                                                                    --------            ------
                                                                                    --------            ------

                                      34

Based on the Company's expected operating results, management believes that it is more likely than not that the Company will realize the benefit of the net deferred tax assets recorded. At December 31, 1998, the Company has federal and state net operating loss carryforwards of $8.8 million and $2.2 million that expire in 2018 and 2003, respectively. During 1998, the deferred tax valuation allowance increased by $6.3 million. Excluding the effect of the increase in the valuation allowance, the deferred tax benefit generated during the year was $7.0 million.

NOTE 8.  CREDIT CONCENTRATIONS

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

NOTE 9.  SALE OF PRODUCT LINES

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company leases its principal facilities under noncancellable operating lease agreements that expire through 2003. The Company also leases office facilities in several locations in the United States, and one location each in Australia, Canada, France, Germany, Japan, Sweden and the United Kingdom, which are used as sales offices. Rent expense was approximately $2,377,000, $2,552,000 and $2,832,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company also leases certain equipment under capital leases. As of December 31, 1998, minimum lease payments under all noncancellable lease agreements were as follows (in thousands):

                                                                         Capital        Operating
                                                                          Leases           Leases
                                                                         -------           ------
Year Ending December 31,
         1999                                                                $93           $2,896
         2000                                                                 69            2,187
         2001                                                                 --            1,041
         2002                                                                 --              651
         Thereafter                                                           --              109
                                                                          ------           ------
Total minimum lease payments                                                 162           $6,884
                                                                                           ======
Less amounts representing interest                                             3
                                                                            ----
Present value of minimum lease payments                                      159
Less current portion                                                          90
                                                                            ----

Long-term capital lease obligations                                          $69
                                                                            ----
                                                                            ----

The above future operating lease payments are anticipated to be offset by the following sublease contract income:

         1999                                                                                $494
         2000                                                                                 329
         2001                                                                                  87
                                                                                          -------

         Total sublease income                                                               $910
                                                                                          -------
                                                                                          -------


NOTE 11.  SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company has adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes data for making operating decisions and assessing financial performance. The Company's chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer and the Chief Financial Officer. Primarily because the Company operates in one industry, thin client computing, including related hardware and software, the executive staff reviews financial information presented on a basis consistent with that presented in the Consolidated Statements of Operations.

Sales to IBM accounted for 29% and 26% of net revenues for the years ended December 31, 1998 and 1997, respectively. No sales to any one customer accounted for greater than 10% of net revenues for the year ended December 31, 1996.

Export sales to the Company's international customers outside North America, primarily Europe, comprised approximately 35%, 34% and 33% of net revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

                            QUARTERLY FINANCIAL DATA
                (UNAUDITED - IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Quarters Ended
                                                       ----------------------------------------------------------
                                                       March 31         June 30       Sept. 30            Dec. 31
                                                       ----------------------------------------------------------
1998

Hardware products and services                         $22,573         $14,677          $20,877          $23,067
Software licenses and services                           8,091           7,988            5,238            3,085
                                                     ---------       ---------        ---------         --------
Total net revenues                                      30,664          22,665           26,115           26,152

Gross profit                                            10,854           9,324            9,191            9,197

Operating income (loss)                                 (1,163)         (3,456)          (2,877)          (5,950)

Income before income taxes                                (752)         (1,128)          (2,236)          (5,645)

Net income                                                (489)           (733)          (2,236)          (5,645)

Net income per share:
     Basic                                               (0.03)          (0.04)           (0.14)           (0.35)
     Diluted                                             (0.03)          (0.04)           (0.14)           (0.35)
Shares used in per share computations:
     Basic                                              16,612          16,731           16,228           16,008
     Diluted                                            16,612          16,731           16,228           16,008


1997

Hardware products and services                         $22,927         $26,889          $26,532          $24,208
Software licenses and services                           8,137           7,473            8,114            9,120
                                                     ---------       ---------        ---------         --------
Total net revenues                                      31,064          34,362           34,646           33,328

Gross profit                                            13,003          14,045           12,303           12,974

Operating income (loss)                                    753             612             (354)             725

Income before income taxes                               1,421           1,161               81            1,168

Net income                                                 852             697               51            1,081

Net income per share:
     Basic                                                0.05            0.04             0.00             0.07
     Diluted                                              0.05            0.04             0.00             0.06
Shares used in per share computations:
     Basic                                              17,089          17,121           16,355           16,345
     Diluted                                            18,889          18,820           17,848           17,625

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                                    PART III

Certain information required by Part III is omitted from this report because the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held on or about May 26, 1999, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to directors of the Registrant is incorporated by reference to the information under the caption "Election of Directors - Nominees" in the Registrant's Proxy Statement.

Information with respect to executive officers of the Registrant is set forth in "Item 1. Business -- Executive Officers of the Company" in this Annual Report on Form 10-K.

Information required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the information under the captions "Executive Compensation - Summary of Cash and Certain Other Compensation," "Executive Compensation - Stock Option Grants," "Executive Compensation - Option Exercises and Year-End Holdings," "Executive Compensation - Compensation of Directors" and "Executive Compensation - Employment, Severance and Change of Control Arrangements" contained in the Registrant's Proxy Statement.

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

The Company's Bylaws provide that the Company shall indemnify its directors and officers to the full extent permitted by Delaware law. The Company has entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as officers and directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors' and officers' insurance if available on reasonable terms. The Company maintains insurance policies covering officers and directors under which the insurer has agreed to pay the amount of any claim made against the officers or directors of the Company for wrongful acts that such officers or directors may otherwise be required to pay or for which the Company is required to indemnify such officers and directors, subject to certain exclusions.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)    The following documents are filed as a part of this Report:

                (1)      Financial Statements:

                See Index to Consolidated Financial Statements at page 22 of this Report.

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

         (b)    Reports on Form 8-K during the quarter ended December 31, 1998:

                None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETWORK COMPUTING DEVICES, INC.

                                   By:  /s/  Robert G. Gilbertson
                                        --------------------------------------
                                        Robert G. Gilbertson, President and
                                        Chief Executive Officer

Dated:   March 31, 1999

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


        SIGNATURE                      TITLE                        DATE

/s/  Robert G. Gilbertson    President, Chief Executive          March 31, 1999
---------------------------  Officer and Director (Principal
Robert G. Gilbertson         Executive Officer)


/s/  Rudolph G. Morin        Executive Vice President,           March 25, 1999
---------------------------  Operations & Finance, Chief
Rudolph G. Morin             Financial Officer and Director
                             (Principal Financial and Accounting
                              Officer)

/s/  Peter Preuss            Chairman of the Board of Directors  March 30, 1999
---------------------------
Peter Preuss


/s/  Philip Greer            Director                            March 29, 1999
---------------------------
Philip Greer


/s/  Douglas Klein           Director                            March 28, 1999
---------------------------
Douglas Klein


/s/  Paul R. Low             Director                            March 26, 1999
---------------------------
Paul R. Low


/s/  Stephen A. MacDonald    Director                            March 29, 1999
---------------------------
Stephen A. MacDonald

                               INDEX TO EXHIBITS

Exhibit
Number        Description
-------       ------------
3.1 (1)       Certificate of Incorporation of Registrant.
3.2 (1)       Bylaws of Registrant.
4.2 (2)       Specimen Common Stock Certificate of Registrant.
4.3           Reference is made to Exhibits 3.1 and 3.2.
10.8 (2)      Lease Agreement dated August 18, 1988, as amended, between
              Registrant and Mountain View Industrial Associates for premises at
              350-360 North Bernardo Avenue, Mountain View, California.
10.9 (2)      Lease Agreement dated September 21, 1989, as amended, between
              Registrant and Mountain View Industrial Associates for premises at
              380 North Bernardo Avenue, Mountain View, California.
10.11 (4)*    1989 Stock Option Plan, as amended.
10.12 (2)*    Form of Stock Option Agreements for use with the 1989 Stock Option
              Plan.
10.13 (2)*    Employee Stock Purchase Plan (revised).
10.14 (2)*    Form of Indemnification Agreement between the Registrant and its officers and directors.
10.15 (2)*    Registrant's 401(k) Retirement Plan.
10.20 (2)     Lease Agreement dated April 29, 1985, as amended, between Graphic
              Software Systems, Inc. and Beaverton-Redmond Tech Properties, a
              Joint Venture.
10.22 (2)     Distributorship and OEM Agreement and related Trademark License
              Agreement, each dated July 23, 1990, between Registrant and Nihon
              NCD K.K.
10.23 (2)     Form of Registrant's standard purchase order.
10.24 (6)*    Registrant's Incentive Bonus Plan.
10.29 (3)     Full Service Lease dated October 20, 1993 between Z-Code and
              Novato Gateway Associates for premises at 101 Rowland Way, Suite
              300, Novato, California.
10.31 (4)*    1994 Outside Directors Stock Option Plan.
10.32 (4)*    Form of Nonstatutory Stock Option Agreement for Outside Directors.
10.34 (5)     Lease agreement by and between Registrant and Ravendale
              Investments dated September 20, 1995.
10.36 (5)+    Client/Server Software License Agreement dated March 29, 1996 between Registrant and Citrix Systems, Inc.
10.37 (5)+    Software Licensing Agreement dated as of June 30, 1995 between
              Registrant and Evans & Sutherland Computer Corporation.
10.38 (5)+    License and Development Agreement dated December 18, 1995 between
              Registrant and Software.com, Inc.
10.39 (5)+    Cooperative Hardware Marketing Agreement dated November 29, 1995 between Registrant and IBM Corporation ("IBM"), as amended
              December 20, 1995.
10.40 (5)+    X-Station Terminal Transition Agreement dated November 29, 1995 between Registrant and IBM, as amended December 13, 1995.
10.41 (6)+    Asset Purchase Agreement dated February 20, 1996 by and between the Registrant and FTP Software, Inc.
10.42 (6)+    Alliance Agreement dated June 27, 1996 by and between the
              Registrant and International Business Machines Corporation.
10.43 (6)+    Asset Purchase Agreement dated June 3, 1996 by and between the
              Registrant and NetManage, Inc.
10.44 (7)     IBM Letter of Intent and Funding Agreement.
10.45 (7)+    Attachment 2 to Article 1 - Development of the Alliance Agreement
              dated November 4, 1997 between Registrant and IBM Corporation
              ("IBM").
10.46 (7)     Attachment 3 to Article 2 - Manufacturing of the Alliance
              Agreement dated November 4, 1997 between Registrant and IBM
              Corporation ("IBM").
10.47 (8)+    Development and License Agreement dated March 6, 1998 between
              Registrant and Intel Corporation.
10.48         Asset Purchase Agreement dated December 31, 1998 between
              Registrant and Tektronix, Inc.
21.1          List of subsidiaries of Registrant.
23.1          Consent of KPMG LLP.
24.1          Power of Attorney.  Reference is made to page 41 of this Report.
27.1          Financial Data Schedule.

*             Constitutes a management contract or compensatory plan or
              arrangement required to be filed pursuant to Item 14(c) of Form
              10-K.
+             Confidential treatment has been granted as to a portion of this exhibit.

                               INDEX TO EXHIBITS


(1) Incorporated by reference to identically numbered exhibit to Registrant's Form 8-A Registration Statement filed on January 14,
              1999.
(2) Incorporated by reference to identically numbered exhibit to Registrant's Form S-1 Registration Statement (No. 33-47246) which became effective on June 4, 1992 (the "1992 Registration
              Statement").
(3) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31,
              1993.
(4) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31,
              1994.
(5) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31,
              1995.
(6) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31,
              1996.
(7) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31,
              1997.
(8) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Report for the quarter ended March 31, 1998.


                                                                 SCHEDULE II

                         NETWORK COMPUTING DEVICES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years Ended December 31, 1998, 1997 and 1996

                                 (IN THOUSANDS)

                                                          Additions
                                                  --------------------------
                                                                Charged to
                                   Balance at     Charged to      Other                           Balance
                                   Beginning       Costs and    Accounts -      Deductions -       at End
                                   of Period       Expenses      Describe         Describe       of Period
                                   -----------    ------------ -------------    -------------    -----------
1998

Allowance for doubtful accounts       $ 2,606            $ 22           $ -            $ 807  (1)   $ 1,821
Warranty reserve                          631             389             -              114  (2)       906


1997

Allowance for doubtful accounts         2,603             645             -              642  (3)     2,606
Warranty reserve                          495             615             -              479  (2)       631


1996

Allowance for doubtful accounts         1,976             645             -               18  (3)     2,603
Warranty reserve                          510             791             -              806  (2)       495







(1) Includes amounts credited to income of $667 and accounts written off of $140
(2) Warranty costs incurred
(3) Accounts written off

                    Independent Auditors' Report on Schedule



The Board of Directors and Shareholders
Network Computing Devices, Inc.

Under date of February 9, 1999, we reported on the consolidated balance sheets of Network Computing Devices, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the 1998 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    KPMG LLP


Mountain View, California
February 9, 1999