Form 10-Q
period 1999-03-31
NETWORK COMPUTING DEVICES INC
filed 1999-05-13
CIK 886138

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q
(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                    For the quarterly period ended March 31, 1999

                                        or

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

                              Yes _X_   No ___


The number of shares outstanding of the Registrant's Common Stock was 16,045,933 at April 30, 1999.

                     NETWORK COMPUTING DEVICES, INC.


                                   INDEX

                              Description                                  Page Number
                              -----------                                  -----------
Cover Page                                                                      1

Index                                                                           2

Part I:   Financial Information

     Item 1:   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 1999 and
               December 31, 1998                                                3

          Condensed Consolidated Statements of Operations for the Three-
               Month Periods Ended March 31, 1999 and 1998                      4

          Condensed Consolidated Statements of Cash Flows for the Three-
               Month Periods Ended March 31, 1999 and 1998                      5

          Notes to Condensed Consolidated Financial Statements                  6

     Item 2:   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                        8

     Item 3:   Market Risk Sensitive Instruments                               13

Part II:  Other Information

     Item 6:   Exhibits and Reports on Form 8-K                                14

Signature                                                                      15

                         PART I:  FINANCIAL INFORMATION
                          ITEM 1.  FINANCIAL STATEMENTS

                         NETWORK COMPUTING DEVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                   ASSETS

                                                       March 31,           December 31,
                                                         1999                  1998
                                                       ---------           ------------
Current assets:
  Cash and cash equivalents                             $ 9,196              $ 8,553
  Short-term investments                                  8,490               12,806
  Accounts receivable, net                               18,922               21,590
  Inventories                                            13,905               14,362
  Deferred income taxes                                   3,332                3,126
  Other current assets                                    3,174                3,214
                                                        -------              -------
Total current assets                                     57,019               63,651

Property and equipment, net                               3,772                3,850
Other assets                                              7,943                7,645
                                                        -------              -------
Total assets                                            $68,734              $75,146
                                                        -------              -------
                                                        -------              -------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $ 7,274              $10,438
  Accrued expenses                                        6,104                5,647
  Income taxes payable                                      363                  274
  Current portion of capital lease obligations               91                   90
  Deferred revenue                                        4,586                6,105
                                                        -------              -------
Total current liabilities                                18,418               22,554
Long-term portion of capital lease obligations               46                   69
Shareholders' equity:
  Common stock                                               16                   16
  Capital in excess of par value                         59,456               59,721
  Retained earnings (accumulated deficit)                (9,202)              (7,214)
                                                        -------              -------
Total shareholders' equity                               50,270               52,523
                                                        -------              -------
Total liabilities and shareholders' equity              $68,734              $75,146
                                                        -------              -------
                                                        -------              -------


                              See accompanying notes

                          NETWORK COMPUTING DEVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                           1999           1998
                                                                          -------        -------
Net revenues:
    Hardware products and services                                        $22,785        $22,573
    Software licenses and services                                          3,639          8,091
                                                                          -------        -------
Total net revenues                                                         26,424         30,664
Cost of revenues:
    Hardware products and services                                         14,064         17,344
    Software licenses and services                                          1,110          2,466
                                                                          -------        -------
Total cost of revenues                                                     15,174         19,810
                                                                          -------        -------
Gross margin                                                               11,250         10,854
Operating expenses:
  Research and development                                                  3,439          3,471
  Marketing and selling                                                     8,358          7,505
  General and administrative                                                1,685          1,041
                                                                          -------        -------
Total operating expenses                                                   13,482         12,017
                                                                          -------        -------

Operating income (loss)                                                    (2,232)        (1,163)
Interest income, net                                                          244            411
                                                                          -------        -------

Income (loss) before income taxes                                          (1,988)          (752)
Provision for income taxes (income tax benefit)                                 -           (263)
                                                                          -------        -------
Net income (loss)                                                         $(1,988)       $  (489)
                                                                          -------        -------
                                                                          -------        -------

Net income (loss) per share
    Basic                                                                 $ (0.12)       $ (0.03)
                                                                          -------        -------
                                                                          -------        -------
    Diluted                                                               $ (0.12)       $ (0.03)
                                                                          -------        -------
                                                                          -------        -------

Shares used in per share computations
    Basic                                                                  16,054         16,612
                                                                          -------        -------
                                                                          -------        -------
    Diluted                                                                16,054         16,612
                                                                          -------        -------
                                                                          -------        -------



                              See accompanying notes

                         NETWORK COMPUTING DEVICES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                      1999            1998
                                                                    -------          -------
Cash flows from operations:
  Net loss                                                          $(1,988)         $  (489)
  Reconciliation to cash provided by (used in) operations:
    Depreciation                                                        831              830
    Amortization of goodwill                                            101                -
    Deferred income taxes                                                 -             (246)
    Changes in:
      Accounts receivable, net                                        2,668            1,866
      Inventories                                                       457            1,651
      Other current assets                                               40             (335)
      Accounts payable                                               (3,164)          (1,370)
      Income taxes payable                                             (117)            (112)
      Accrued expenses                                                 (290)          (1,086)
      Deferred revenue                                                 (772)            (549)
                                                                    -------          -------
  Cash provided by (used in) operations                              (2,234)             160
  Cash flows from investing activities:
    Short-term investments, net                                       4,316             (492)
    Changes in other assets                                            (399)             885
    Property and equipment purchases, net                              (753)            (269)
                                                                    -------          -------
  Cash provided by investing activities                               3,164              124
  Cash flows from financing activities:
    Principal payments on capital lease obligations                     (22)             (61)
    Repurchases of common stock                                        (555)               -
    Proceeds from issuance of stock, net                                290            7,407
                                                                    -------          -------
  Cash provided by (used in) financing activities                      (287)           7,346
                                                                    -------          -------
  Increase in cash and equivalents                                      643            7,630
  Cash and equivalents:
    Beginning of period                                               8,553           21,240
                                                                    -------          -------
    End of period                                                   $ 9,196          $28,870
                                                                    -------          -------
                                                                    -------          -------


                              See accompanying notes

                         NETWORK COMPUTING DEVICES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The consolidated results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding, when dilutive, using the treasury stock method. At March 31, 1999 and 1998 there were 4,960,457 and 3,471,402 options and warrants outstanding, respectively, that could potentially dilute earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those periods.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):

                                                        March 31,        December 31,
                                                          1999              1998
                                                          ----              ----
          Purchased components and sub-assemblies       $10,619            $10,733
          Work in process                                   776              1,285
          Finished goods                                  2,510              2,344
                                                        -------            -------
                                                        $13,905            $14,362
                                                        -------            -------
                                                        -------            -------

INTEREST AND TAX PAYMENTS

Interest payments, primarily related to interest on capital lease liabilities, were $4,300 and $5,300 for the first three months of 1999 and 1998, respectively. Income tax payments were $45,200 and $40,200 for the first three months of 1999 and 1998, respectively.

STOCK REPURCHASE PROGRAM

In November 1997, the Company's Board of Directors adopted a program to repurchase up to 1,000,000 shares of the Company's common stock during the 12-month period ended October 31, 1998. In July 1998, the repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $6.50 to $9.63 at a total aggregate price of $8.5 million. In June 1998, the Company announced an additional program to repurchase up to 750,000 shares of the Company's common stock during the 12-month period ending May 31, 1999. Repurchases of 664,800 shares have been made as of March 31, 1999 under this program at prices ranging from $4.98 to $8.25 at a total aggregate price of $4.2 million.

MAJOR CUSTOMERS AND OPERATING SEGMENTS

International Business Machines Corporation ("IBM") accounted for approximately 9% and 24% of the Company's revenues for the first three months of 1999 and 1998, respectively. Tech Data and Adtcom accounted for approximately 18% and 14%

                         NETWORK COMPUTING DEVICES, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


of the Company's revenues for the first three months of 1999, respectively. Revenues from Tech Data and Adtcom were less than 10% of revenues for the first three months of 1998.

The Company has one operating segment, the thin client business segment.

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

THE FOLLOWING DISCUSSION SHOULD BE READ ONLY IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I -- ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q, AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998, CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

OVERVIEW

Network Computing Devices, Inc. (the "Company") provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. The Company's product line includes the NCD THINSTAR line of Windows-based terminals, optimized to access Microsoft's Windows NT Server 4.0, Terminal Server Edition, the NCD EXPLORA thin clients and the NCD NC200 and NCD NC400 network computers, acquired in the acquisition of Tektronix Inc. Network Displays business unit ("NWD"). On the software side, the Company's products are the NCD THINPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Terminal Server. Some of the software products were part of the NCD THINSTAR software family in 1998; they have been re-named and were announced in March 1999 as part of the NCD THINPATH software family. These products are sold through distributor/VAR channels, system integrators and OEMs worldwide.

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

RECENT DEVELOPMENTS

On December 31, 1998, the Company completed the acquisition of Tektronix' Network Displays business unit ("NWD") for $3.0 million in cash and warrants to purchase one million shares of the Company's common stock at $8.00 per share. The acquisition was accounted for as a purchase business combination with a total purchase price of $5.9 million. The purchase price was allocated as follows: $1.7 million to net assets acquired, $1.4 million to in-process research and development and $2.8 million to other intangible assets. In addition to acquiring certain assets of NWD, approximately 83 former NWD employees, primarily in sales, marketing and engineering roles, joined NCD. In conjunction with this acquisition, the Company undertook various restructuring activities to eliminate redundancies with the acquired business, including the reduction in personnel of approximately 40 employees. The Company recorded a charge of approximately $1.0 million in the fourth quarter of 1998 related to these restructuring activities. During the first quarter of 1999, the Company paid approximately $640,000 of restructuring liabilities, leaving approximately $260,000 accrued at March 31, 1999.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

Total net revenues for the first three months of 1999 were $26.4 million, a decrease of 14% from 1998 first quarter net revenues of $30.7 million. Sales related to the IBM Agreement accounted for approximately 9% and 24% of revenues in the first three months of 1999 and 1998, respectively. Other major customers of the Company in the first quarter of 1999 included Tech Data and Adtcom which accounted for approximately 18% and 14% of the Company's revenues, respectively.

HARDWARE REVENUES

Hardware revenues consist primarily of revenues from the sale of thin client products and related hardware, and to a lesser extent, fees for related service activities. Hardware revenues were $22.8 million for the first three months of 1999, essentially unchanged from revenues of $22.6 million in the first three months of 1998. The mix in revenues changed, however, as shipments of the Company's Windows-based Terminals and network computer products acquired in the NWD acquisition offset the combined impact of decreased shipments to IBM, lower average selling prices and decreased shipments of monitors.

SOFTWARE REVENUES

Software revenues consist primarily of revenues from the licensing of software products and related support services. Software products that are included in revenue for the periods presented are (i) NCD THINPATH, the Company's proprietary software to extend the functionality of its Windows-based Terminals and for implementing thin client computing to a variety of enterprise desktops, (ii) NCD WINCENTER, the Company's multi-user WINDOWS NT application server software and (iii) NCD PC-XWARE, the Company's thin client software for PCs. Revenues from software and related services decreased 55% to $3.6 million for the first three months of 1999 from $8.1 million for the first three months of 1998. This decrease primarily reflects decreased WINCENTER revenues related to the Company's transition from an OEM of Citrix' WinFrame for NT 3.5 products to a provider of value-add software to that product, and the market's move from Citrix WinFrame for NT 3.5 to MetaFrame for NT 4.0 concurrently with the availability of multi-user Windows NT 4.0 from Microsoft. The Company's OEM relationship with Citrix for Citrix' WinFrame product ended on September 30, 1998. This will result in significantly reduced sales of WINCENTER products, and, potentially, a decrease in total software revenues in future periods if the Company's newly announced software products do not achieve sufficient marketplace acceptance.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin percentages on hardware revenues were 38% and 23% for the first three months of 1999 and 1998, respectively. The increase in margin for the first three months of 1999 relates to decreased sales of lower margin products including monitors and products sold to IBM on an OEM basis under the IBM Agreement.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin percentages on software revenues were 69% and 70% for the first three months of 1999 and 1998, respectively. The slight decrease in gross margin percentages for the first three months of 1999 is primarily related to increased royalty costs associated with NCD WINCENTER products which have transitioned to MetaFrame for NT 4.0. The effect of this transition is minimal, however, as NCD WINCENTER sales decreased as a percentage of total software revenues. Certain technology used in the Company's products is licensed from third parties on a royalty-bearing basis; accordingly, royalties are a significant component of total software cost of sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses of $3.4 million and $3.5 million for the first three months of 1999 and 1998, respectively, were essentially unchanged. As a percentage of net revenues, R&D expenses were 13% and 11% for the first three months of 1999 and 1998, respectively, as the Company continues to invest in development efforts in a period of lower revenues.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $8.4 million and $7.5 million for the first three months of 1999 and 1998, respectively. The increase primarily reflects increased salary costs related to additional sales personnel as a result of the acquisition of the Network Displays business unit of Tektronix. As a percentage of net revenues, marketing and selling expenses were 32% and 24% for the first three months of 1999 and 1998, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $1.7 million and $1.0 million for the first three months of 1999 and 1998, respectively. The increase in the first three months of 1999 reflects increased costs related to outside service fees and the amortization of goodwill. As a percentage of net revenues, G&A expenses were 6% and 3% for the first three months of 1999 and 1998, respectively.

INTEREST INCOME, NET

Interest income, net of interest expense, was $244,000 and $411,000 for the first three months of 1999 and 1998, respectively. The decrease was primarily due to the combined effect of lower average balances at lower interest rates in interest-earning accounts.

INCOME TAXES AND INCOME TAX BENEFIT

The Company recognized no income tax benefit for the first three months of 1999 and an income tax benefit of $263,000 in the first three months of 1998. At March 31, 1999, the Company's net deferred tax assets were approximately $6.8 million. During 1998, the Company recorded a valuation allowance against a portion of its deferred tax assets because operating losses created uncertainty about the Company's ability to generate sufficient taxable income to utilize all deferred tax assets. Based on the Company's expected operating results, management believes that it is more likely than not that the Company will realize the benefit of the recognized deferred tax assets. See Future Performance and Risk Factors below.

FINANCIAL CONDITION

Total assets of $68.7 million at March 31, 1999 decreased from $75.1 million at December 31, 1998. The change in total assets primarily reflects decreases in cash and short-term investments and accounts receivable of $3.7 million and $2.7 million, respectively. Total liabilities as of March 31, 1999 decreased by $4.2 million, or 18%, from December 31, 1998. The decrease was primarily related to decreases in accounts payable and deferred revenue of $3.2 million and $1.5 million, respectively.

CAPITAL REQUIREMENTS

Capital spending requirements for the remainder of 1999 are estimated at approximately $2.8 million. At March 31, 1999, the Company had commitments for capital expenditures of approximately $660,000, primarily related to manufacturing tooling.

LIQUIDITY

As of March 31, 1999, the Company had combined cash and equivalents and short-term investments totaling $17.7 million, with no significant debt.
Cash used in operations was $2.2 million in the first three months of 1999 compared to cash provided by operations of $0.2 million in the first three months of 1998. In the first three months of 1999, a decrease in accounts payable of $3.2 million and the net loss of $2.0 million were only partially offset by a decrease in accounts receivable of $2.7 million. In the first three months of 1998, decreases in accounts receivable and inventories of $1.9 million and $1.7 million, respectively, and depreciation of $830,000 were largely offset by decreases in accounts payable and accrued expenses of $1.4 million and $1.1 million, respectively, and a net loss of $489,000. Cash flows provided by financing activities in the first three months of 1998 primarily reflects Intel's investment in the Company's common stock.

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

The Company has completed a comprehensive inventory, and is currently in the process of completing the evaluation, remediation and testing of its systems, equipment and facilities. The Company has also identified all essential suppliers and has contacted them to determine whether these suppliers' operations, products and services are, or will be, Year 2000 ready. The Company has received substantially all supplier responses. In addition, the Company is in the process of an on-going audit of its largest supplier to ensure Year 2000 readiness. The Company has a number of projects underway to replace or upgrade systems, equipment and facilities that are not currently Year 2000 ready. To date, the Company has not identified any specific contingency plans should the replacement or upgrade of these systems not be completed on a timely basis.

The Company estimates the total Year 2000 costs to be between $500,000 to $750,000. As of March 31, 1999, the Company has spent approximately $83,000 related to Year 2000 issues. The Company has budgeted all Year 2000 costs independently of the Company's information technology budget. All costs will be paid from the Company's operating funds.

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

OTHER RISK FACTORS

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

ITEM 3.  MARKET RISK SENSITIVE INSTRUMENTS

The Company's market risk sensitive instruments as of March 31, 1999 are primarily exposed to interest rate risks. Because of the short-term maturities of these instruments, a 100 basis point change in related interest rates would not have a material effect on their fair value. Fluctuations in foreign exchange rates do not have a material effect on the Company's financial statements.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

     Exhibit 27     Financial Data Schedule.

(b) The Company filed the following reports on Form 8-K for the three-month period ended March 31, 1999:

     (i) Form 8-K filed January 14, 1999 regarding the Company's reincorporation in Delaware.

     (ii) Form 8-K/A filed January 14, 1999 regarding the Company's amendment of its Rights Plan.

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


                                   Network Computing Devices, Inc.
                                   (Registrant)

Date:  May 12, 1999

                                   By:  /s/ Rudolph G. Morin
                                        --------------------------
                                        Rudolph G. Morin
                                        Executive Vice President, Operations
                                        & Finance and Chief Financial Officer
                                        (Duly Authorized and Principal
                                        Financial and Accounting Officer)