Form 10-Q
period 1999-06-30
NETWORK COMPUTING DEVICES INC
filed 1999-08-16
CIK 886138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

                  For the quarterly period ended June 30, 1999

                                       or

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

The number of shares outstanding of the Registrant's Common Stock was 16,179,024 at June 30,1999

                         NETWORK COMPUTING DEVICES, INC.


                                      INDEX

                               DESCRIPTION                                                           PAGE NUMBER
----------------------------------------------------------------------                               -----------
Cover Page                                                                                                1

Index                                                                                                     2

Part I:  Financial Information

      Item 1:  Financial Statements

             Consolidated Balance Sheets as of June 30, 1999 and December 31,
                  1998                                                                                    3

             Condensed Consolidated Statements of Operations for the Three-and
                  Six-Month Periods Ended June 30, 1999 and 1998                                          4

             Condensed Consolidated Statements of Cash Flows for the Six-Month
                  Periods Ended June 30, 1999 and 1998                                                    5

             Notes to Condensed Consolidated Financial Statements                                         6

      Item 2:  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                      8

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk                                 13

Part II: Other Information

      Item 4:  Submission of Matters to a Vote of Security Holders                                       14

      Item 6:  Exhibits and Reports on Form 8-K                                                          14

Signature                                                                                                15

                            NETWORK COMPUTING DEVICES, INC.

                             PART I: FINANCIAL INFORMATION
                              ITEM 1. FINANCIAL STATEMENTS

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS)

                                                    ASSETS
                                                                        June 30,                   December 31,
                                                                          1999                        1998
                                                                      --------------              --------------
Current assets:
  Cash and cash equivalents                                                $ 14,877                     $ 8,553
  Short-term investments                                                      2,376                      12,806
  Accounts receivable, net                                                   21,402                      21,590
  Inventories                                                                15,985                      14,362
  Refundable and deferred income tax assets                                   3,428                       3,126
  Other current assets                                                        3,486                       3,214
                                                                      --------------              --------------
Total current assets                                                         61,554                      63,651

Property and equipment, net                                                   4,564                       3,850
Other assets                                                                  7,794                       7,645
                                                                      --------------              --------------
Total assets                                                               $ 73,912                    $ 75,146
                                                                      --------------              --------------
                                                                      --------------              --------------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $ 13,594                    $ 10,438
  Accrued expenses                                                            6,327                       5,647
  Income taxes payable                                                          214                         274
  Current portion of capital lease obligations                                   91                          90
  Deferred revenue                                                            4,450                       6,105
                                                                      --------------              --------------
Total current liabilities                                                    24,676                      22,554
Long-term portion of capital lease obligations                                   23                          69

Shareholders' equity:
  Common stock                                                                   16                          16
  Capital in excess of par                                                   60,182                      59,721
  Accumulated deficit                                                       (10,985)                     (7,214)
                                                                      --------------              --------------
Total shareholders' equity                                                   49,213                      52,523
                                                                      --------------              --------------
Total liabilities and shareholders' equity                                 $ 73,912                    $ 75,146
                                                                      ==============              ==============

                             See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                   ------------------------------------    ---------------------------------
                                                        1999                1998               1999               1998
                                                   ---------------     ----------------    --------------    ---------------
Net revenues:
    Hardware products and services                       $ 25,341             $ 14,677          $ 48,126           $ 37,251
    Software licenses and services                          2,533                7,988             6,172             16,078
                                                   ---------------     ----------------    --------------    ---------------
Total net revenues                                         27,874               22,665            54,298             53,329
Cost of revenues:
    Hardware products and services                         15,725               10,556            29,789             27,899
    Software licenses and services                            636                2,785             1,746              5,252
                                                   ---------------     ----------------    --------------    ---------------
Total cost of revenues                                     16,361               13,341            31,535             33,151

                                                   ---------------     ----------------    --------------    ---------------
Gross margin                                               11,513                9,324            22,763             20,178
Operating expenses:
  Research and development                                  3,272                3,291             6,711              6,762
  Marketing and selling                                     8,622                8,076            16,980             15,581
  General and administrative                                1,498                1,413             3,183              2,454
                                                   ---------------     ----------------    --------------    ---------------
Total operating expenses                                   13,392               12,780            26,874             24,797
                                                   ---------------     ----------------    --------------    ---------------

Operating income (loss)                                    (1,879)              (3,456)           (4,111)            (4,619)
Interest income, net                                           96                  466               340                877
Other income                                                    -                1,862                 -              1,862
                                                   ---------------     ----------------    --------------    ---------------

Income (loss) before income taxes                          (1,783)              (1,128)           (3,771)            (1,880)
Provision for income taxes (income tax benefit)                 -                 (395)                -               (658)
                                                   ---------------     ----------------    --------------    ---------------

Net income (loss)                                        $ (1,783)              $ (733)         $ (3,771)          $ (1,222)
                                                   ---------------     ----------------    --------------    ---------------
                                                   ---------------     ----------------    --------------    ---------------


Net income (loss) per share
    Basic                                                 $ (0.11)             $ (0.04)          $ (0.23)           $ (0.07)
                                                   ---------------     ----------------    --------------    ---------------
                                                   ---------------     ----------------    --------------    ---------------
    Diluted                                               $ (0.11)             $ (0.04)          $ (0.23)           $ (0.07)
                                                   ---------------     ----------------    --------------    ---------------
                                                   ---------------     ----------------    --------------    ---------------


Shares used in per share computations
    Basic                                                  16,135               16,731            16,095             16,672
                                                   ---------------     ----------------    --------------    ---------------
                                                   ---------------     ----------------    --------------    ---------------
    Diluted                                                16,135               16,731            16,095             16,672
                                                   ---------------     ----------------    --------------    ---------------
                                                   ---------------     ----------------    --------------    ---------------

                             See accompanying notes.

                                       NETWORK COMPUTING DEVICES, INC.

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (IN THOUSANDS)

                                                                              Six Months Ended June 30,
                                                                        --------------------------------------
                                                                             1999                   1998
                                                                        ---------------        ---------------
Cash flows from operations:
     Net income (loss)                                                        $ (3,771)              $ (1,222)
     Reconciliation to cash provided by operations:
        Depreciation and amortization                                            1,824                  1,573
        Deferred income taxes                                                        -                   (695)
        Gain on sale of investment                                                   -                 (1,862)
        Changes in:
           Accounts receivable, net                                                188                 11,802
           Inventories                                                          (1,623)                 2,530
           Other current assets                                                   (272)                  (607)
           Accounts payable                                                      3,156                 (5,918)
           Income taxes payable                                                   (362)                  (192)
           Accrued expenses                                                       (170)                 (1,073)
           Deferred revenue                                                     (1,655)                (1,525)
                                                                        ---------------        ---------------
        Cash provided by (used in) operations                                   (2,685)                 2,811
        Cash flows from investing activities:
           Short-term investments, net                                          10,430                   (266)
           Proceeds from sale of investment                                                             2,141
           Changes in other assets                                                (350)                   676
           Property and equipment purchases                                     (1,487)                  (644)
                                                                        ---------------        ---------------
        Cash provided by (used in) investing activities                          8,593                  1,907
        Cash flows from financing activities:
           Principal payments on capital lease obligations                         (46)                  (109)
           Repurchases of common stock                                            (148)                (6,975)
           Proceeds from issuance of stock, net                                    610                  8,305
                                                                        ---------------        ---------------
        Cash provided by (used in) financing activities                            416                  1,221
                                                                        ---------------        ---------------
        Increase (decrease) in cash and equivalents                              6,324                  5,939
        Cash and equivalents:
           Beginning of period                                                   8,553                 21,240
                                                                        ---------------        ---------------
           End of period                                                      $ 14,877               $ 27,179
                                                                        ---------------        ---------------
                                                                        ---------------        ---------------

                             See accompanying notes.

                               NETWORK COMPUTING DEVICES, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring entries, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The consolidated results of operations for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding, when dilutive, using the treasury stock method. At June 30, 1999 and 1998 there were 3,863,307 and 3,764,278 options and warrants outstanding, respectively, that could potentially dilute earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those periods.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):

                                                                          June 30,       December 31,
                                                                            1999             1998
                                                                          -------        ------------
         Purchased components and sub-assemblies                         $12,122          $10,733
         Work in process                                                     690            1,285
         Finished goods                                                    3,173            2,344
                                                                           -----          -------
                                                                          15,985           14,362
                                                                          ------           ------

INTEREST AND TAX PAYMENTS

Interest payments, primarily related to interest on capital lease liabilities, were $3,100 and $4.500 for the second quarters of 1999 and 1998, respectively, and $7,400 and $9,800 for the first six months of 1999 and 1998, respectively. Income tax payments were $49,300 and $61,600 for the second quarters of 1999 and 1998, respectively and $94,500 and $101,800 for the first six months of 1999 and 1998, respectively.

STOCK REPURCHASE PROGRAM

In November 1997, the Company's Board of Directors adopted a program to repurchase up to 1,000,000 shares of the Company's common stock during the 12-month period ended October 31, 1998. In July 1998, the repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $6.50 to $9.63 at a total aggregate price of $8.5 million. In June 1998, the Company announced an additional program to repurchase up to 750,000 shares of the Company's common stock during the 12-month period ended May 31, 1999. Repurchases of 694,800 shares have been made as of June 30, 1999 under this program at prices ranging from $4.63 to $8.25 at a total aggregate price of $4.4 million.

                             NETWORK COMPUTING DEVICES, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAJOR CUSTOMERS AND OPERATING SEGMENTS

International Business Machines Corporation ("IBM") accounted for approximately 12% and 20% of the Company's revenues for the second quarters of 1999 and 1998, respectively, and approximately 10% and 23% for the first six months of 1999 and 1998, respectively. Tech Data and Adtcom accounted for approximately 12% and 15%, respectively, of the Company's revenues for the second quarter of 1999 and approximately 14 % and 13 %, respectively, for the first six months of 1999. Revenues from Ingram Micro were 10% of the total for the second quarter of 1998, and 6% the first six months of 1998.

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

OVERVIEW

Network Computing Devices, Inc. (the "Company") provides thin client hardware and software that deliver simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. The Company's product line includes the NCD THINSTAR line of Windows-based terminals, optimized to access Microsoft's Windows NT Server 4.0, Terminal Server Edition, the NCD EXPLORA thin clients and the NCD NC200 and NCD NC400 network computers, acquired in the acquisition of Tektronix Inc.'s Network Displays business unit ("NWD"). On the software side, the Company's products are the NCD THINPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Terminal Server. Some of the software products were part of the NCD THINSTAR software family in 1998; they have been re-named and were announced in March 1999 as part of the NCD THINPATH software family. These products are sold through distributor/VAR channels, system integrators and OEMs worldwide.

The Company sells hardware products to International Business Machines Corporation ("IBM") pursuant to an agreement dated June 27, 1996 (the "IBM Agreement") of a network application terminal for resale by IBM.The IBM Agreement is non-exclusive and provides for IBM to purchase a portion of its requirements of such products from the Company through December 31, 2000, although no minimum purchase volumes are required by the contract.

RECENT DEVELOPMENTS

On December 31, 1998, the Company completed the acquisition of Tektronix' Network Displays business unit ("NWD") for $3.0 million in cash and warrants to purchase one million shares of the Company's common stock at $8.00 per share. The acquisition was accounted for as a purchase business combination with a total purchase price of $5.9 million. The purchase price was allocated as follows: $1.7 million to net assets acquired, $1.4 million to in-process research and development and $2.8 million to other intangible assets. In addition to acquiring certain assets of NWD, approximately 83 former NWD employees, primarily in sales, marketing and engineering roles, joined NCD. In conjunction with this acquisition, the Company undertook various restructuring activities to eliminate redundancies with the acquired business, including the reduction in personnel of approximately 40 employees. The Company recorded a charge of approximately $1.0 million in the fourth quarter of 1998 related to these restructuring activities. During the second quarter and first six months of 1999, the Company paid approximately $93,000 and $734,000, respectively, in restructuring costs, leaving approximately $166,000 accrued at June 30, 1999.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

Total net revenues for the second quarters of 1999 and 1998 were $27.9 million and $22.7 million, respectively, representing an increase of 23%, and $54.3 million and $53.3 million for the first six months of 1999 and 1998, respectively. Sales related to the IBM Agreement accounted for approximately 12% and 20% of revenues in the second quarters of 1999 and 1998, respectively, and approximately 10% and 23% in the first six months of 1999 and 1998, respectively.

HARDWARE REVENUES

Hardware revenues are primarily from the sale of thin client products and related hardware. Revenues were $25.3 million and $14.7 million for the second quarters of 1999 and 1998, respectively, and $48.1 million and $37.3 million for the first six months of 1999 and 1998, respectively. Increases in shipments of the Company's Windows-based Terminals and network computer products acquired in the NWD acquisition offset the combined impact of decreased shipments to IBM, lower average selling prices and decreased shipments of monitors.

SOFTWARE REVENUES

Software revenues are primarily from the sale and licensing of software products and related support services. Revenues from software and related services were $2.5 million and $8.0 million for the second quarters of 1999 and 1998, respectively, and $6.2 million and $16.1 million for the first six months of 1999 and 1998, respectively. This decrease primarily reflects the transition from the sale of the Citrix based software to the sale of software developed-in-house. The Company's OEM relationship with Citrix for Citrix' WinFrame product ended on September 30, 1998. This will result in significantly reduced sales of Citrix based products, and, potentially, a decrease in total software revenues in future periods if the Company's newly announced software products do not achieve sufficient marketplace acceptance.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin percentages on hardware revenues were 38% and 28% for the second quarters of 1999 and 1998, respectively, and 38% and 25% for the first six months of 1999 and 1998, respectively. The increases in margin relate to decreased sales of lower-margin products including monitors and products sold to IBM on an OEM basis under the IBM Agreement and improved margins from the acquired Tektronix products.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin percentages on software revenues were 75% and 65% for the second quarters of 1999 and 1998, respectively, and 67% for the first six months of 1999 and 1998, respectively. These increases in gross margin percentages reflect the transition from the sale of OEM'd software to the sale of software developed in-house. Absolute dollar margins were still below prior periods, however, due to lower volume.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $3.3 million, unchanged for the second quarters of both 1999 and 1998 , and $6.7 million and $6.8 million for the first six months of 1999 and 1998, respectively. As a percentage of net revenues, R&D expenses were 12% and 15% for the second quarters of 1999 and 1998, respectively, and 12% and 13% for the first six months of 1999 and 1998, respectively.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $8.7 million and $8.1 million for the second quarters of 1999 and 1998, respectively, and $17.0 million and $15.6 million for the first six months of 1999 and 1998, respectively. The increases primarily reflect increased personnel costs related to the acquisition of the Network Displays business unit of Tektronix. As a percentage of net revenues, marketing and selling expenses were 31% and 36% for the second quarters of 1999 and 1998, respectively, and 31% and 29% for the first six months of 1999 and 1998, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were virtually unchanged at $1.5 million and $1.4 million for the second quarters of 1999 and 1998, respectively, and $3.2 million and $2.5 million for the first six months of 1999 and 1998, respectively. As a percentage of net revenues, G&A expenses were 5% and 6% for the second quarters of 1999 and 1998, respectively, and 6% and 5% for the first six months of 1999 and 1998, respectively.

INTEREST INCOME, NET

Interest income, net of interest expense, was $96,000 and $466,000 for the second quarters of 1999 and 1998, respectively, and $340,000 and $877,000 for the first six months of 1999 and 1998, respectively. The decrease was primarily due to the combined effect of lower average balances and lower interest rates in interest-earning accounts.

INCOME TAXES AND INCOME TAX BENEFIT

The Company recognized no income tax benefit in the second quarter and the first six months of 1999, respectively, compared to an income tax benefit of $395,000 and $658,000 in the second quarter and first six months of 1998, respectively. At June 30, 1999, the Company's net deferred tax assets were approximately $6.9 million. Based on the Company's expected operating results, management believes that it is more likely than not that the Company will realize the benefit of the recognized deferred tax assets. See Future Performance and Risk Factors below.

FINANCIAL CONDITION

Total assets of $73.9 million at June 30, 1999 decreased from $75.1 million at December 31, 1998. The change in total assets primarily reflects decreases in cash and short-term investments of $4.1 million offset by increases in inventories of $1.6 million, plant and property by $0.7 million and other assets of $0.6 million. Total current liabilities as of June 30, 1999 increased by $2.1 million, or 9 %, from $22.6 million at December 31, 1998.
The change was primarily related to an increase in accounts payable of $3.2 million and partially offset by a decrease in deferred revenue of $1.7 million.

CAPITAL REQUIREMENTS

Capital spending requirements for the remainder of 1999 are estimated at approximately $2.0 million.

LIQUIDITY

As of June 30, 1999, the Company had combined cash and equivalents and short-term investments totaling $17.3 million, with no significant debt. Cash used in operations was $2.7 million in the first six months of 1999 compared to cash provided by operations of $2.8 million in the first six months of 1998. In the first six months of 1999, an increase in inventories of $1.6 million and a net loss of $3.8 million were only partially offset by an increase in accounts payable of $3.2 million. In the first six months of 1998, decreases in accounts receivable and inventories of $11.8 million and $2.5 million, respectively, and depreciation and amortization of $1.6 million were largely offset by decreases in accounts payable and deferred revenue of $5.9 million and $1.5 million, respectively, the gain on sale of Precept investment of $1.9 million and a net loss of $1.2 million. Cash flows provided by investing activities of $1.9 million in the first six months of 1998 primarily reflects proceeds from the sale of the company's investment in Precept Software, Inc. of $2.1 million. Cash flows provided by financing activities of $1.2 million in the first six months of 1998 primarily reflects Intel's investment in the Company's common stock, offset by corporate common stock repurchase of $7.0 million.

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

The Task Force is composed of members from all essential functional groups within the Company. The Task Force meets regularly, and the meeting minutes are reviewed on a regular basis at the Executive Staff's operational meeting. The Company has reviewed all of its current product offerings and believes that its current products are Year 2000 compliant. As to the Company's internal operations, the Task Force's general plan of action includes inventorying all essential systems, equipment and facilities, contacting suppliers to ascertain vendor readiness for Year 2000, testing all critical systems and resolving all mission-critical problems by the end of the third quarter of 1999. The Company is currently on schedule to complete all mission-critical Year 2000 problems by the end of October of 1999.

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

The Company estimates its total Year 2000 costs to be between $600,000 and $700,000. As of June 30, 1999, the Company has spent approximately $280,000 related to Year 2000 issues.

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

The Company believes that the most likely worst case scenario related to Year 2000 compliance that the Company may experience would be a delay or inability to procure components from suppliers or an interruption of orders from key customers due to their failure to successfully remediate Year 2000 related issues. Such scenarios, if they were to develop, could materially, adversely affect the Company and its operations. The Company has in place only general contingency plans, such as replacement of suppliers and stockpiling of critical components, to respond to such scenarios.

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

A number of components and parts used in the Company's products, including certain semiconductor components, also are currently available from single or limited sources of supply. The Company has no long-term purchase agreements or other guaranteed supply arrangements with suppliers of these single or limited source components. The Company has generally been able to obtain an adequate supply of parts and components in a timely manner from existing sources under purchase orders and endeavors to maintain inventory levels adequate to guard against interruptions in supplies. However, the

Company's inability to obtain sufficient supplies of these parts and components from existing suppliers or to develop alternate supply sources would adversely affect the Company's operating results.

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

The Company's success depends to a significant degree upon the continuing contributions of its senior management and other key employees . The Company believes that its future success will depend in large part on its ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting, integrating and retaining such personnel. Failure to attract and retain key personnel could have a material, adverse effect on the Company's business, operating results or financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk sensitive instruments as of June 30, 1999 are primarily exposed to interest rate risks. Because of the short-term maturaties of these instruments, a 100 basis point change in related interest rates would not have a material effect on their fair value. Fluctuations in foreign exchange rates do not have a material effect on the Company's financial statements.

                         NETWORK COMPUTING DEVICES, INC.


                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 26, 1999.

(a) The following seven persons nominated by management were elected as directors at the meeting:

         Robert G. Gilbertson
         Philip Greer
         Douglas H. Klein
         Paul Low
         Stephen A. MacDonald
         Rudolph G. Morin
         Peter Preuss

(b) A proposal to approve the Company's 1999 Stock Option Plan was approved by a vote of 11,808,695 shares for, 2,486,823 shares against and 50,956 shares abstaining.

(c) A proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 1992 Employee Stock Purchase Plan by 200,000 shares was approved by a vote of 13,926,996 shares for, 383,490 shares against and 35,988 shares abstaining.

(d) A proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 1994 Outside Directors' Stock Option Plan by 50,000 shares was approved by a vote of 13,759,744 shares for, 539,621 shares against and 47,109 shares abstaining.

(e) A proposal to ratify the selection of KPMG LLP as independent auditors of the Company for the current fiscal year was approved by a vote of 14,286,659 shares for, 35,482 shares against, and 24,333 shares abstaining.

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


                                 Network Computing Devices, Inc.
                                 (Registrant)

Date: August 13, 1999

                                 By: /s/ RUDOLPH G. MORIN
                                     -------------------------------------
                                     Rudolph G. Morin
                                     Executive Vice President, Operations &
                                     Finance and Chief Financial
                                     Officer (Duly Authorized and Principal
                                     Financial and Accounting Officer)