Form 10-Q
period 1999-09-30
NETWORK COMPUTING DEVICES INC
filed 1999-11-15
CIK 886138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

 [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                For the quarterly period ended September 30, 1999

                                       or

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

The number of shares outstanding of the Registrant's Common Stock was 16,226,205 at September 30, 1999

                         NETWORK COMPUTING DEVICES, INC.

                                      INDEX


                            DESCRIPTION                                   PAGE NUMBER
------------------------------------------------------------              -----------
Cover Page                                                                     1

Index                                                                          2

Part I:  Financial Information

      Item 1:  Financial Statements

          Condensed Consolidated Balance Sheets as of  September 30, 1999
               and December 31, 1998                                           3

          Condensed Consolidated Statements of Operations for the Three
               and Nine-Month Periods Ended September 30, 1999 and 1998        4

          Condensed Consolidated Statements of Cash Flows for the
               Nine-Month Periods Ended September 30, 1999 and 1998            5

          Notes to Condensed Consolidated Financial Statements                 6

      Item 2:  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       8

      Item 3:  Quantitative and Qualitative Disclosure about Market Risk      13

Part II: Other Information

      Item 6:  Exhibits and Reports on Form 8-K and S-8                       14

Signature                                                                     15


                         NETWORK COMPUTING DEVICES, INC.

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS

                                                                      September 30,                December 31,
                                                                          1999                        1998
                                                                      --------------              --------------
Current assets:

  Cash and cash equivalents                                                $ 12,306                     $ 8,553
  Short-term investments                                                      3,525                      12,806
  Accounts receivable, net                                                   21,849                      21,590
  Inventories                                                                15,952                      14,362
  Refundable and deferred income tax assets                                       -                       3,126
  Other current assets                                                        4,947                       3,214
                                                                      --------------              --------------
Total current assets                                                         58,579                      63,651

Property and equipment, net                                                   4,520                       3,850
Other assets                                                                  3,469                       7,645
                                                                      --------------              --------------
Total assets                                                               $ 66,568                    $ 75,146
                                                                      ==============              ==============


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                         $ 13,929                    $ 10,438
  Accrued expenses                                                            6,019                       5,647
  Deferred revenue                                                            4,257                       6,105
  Other current liabilities                                                     402                         364
                                                                      --------------              --------------
Total current liabilities                                                    24,607                      22,554
Long-term portion of capital lease obligations                                    -                          69

Shareholders' equity:

  Common stock                                                                   16                          16
  Capital in excess of par                                                   88,993                      87,666
  Treasury stock                                                            (28,649)                    (27,945)
  Accumulated deficit                                                       (18,399)                     (7,214)
                                                                      --------------              --------------
Total shareholders' equity                                                   41,961                      52,523
                                                                      --------------              --------------
Total liabilities and shareholders' equity                                 $ 66,568                    $ 75,146
                                                                      ==============              ==============

                           See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                                 ------------------------------------    ----------------------------------
                                                      1999                1998               1999               1998
                                                 ----------------    ----------------    --------------    ----------------
Net revenues:

    Hardware products and services                      $ 26,859            $ 20,877          $ 74,985            $ 58,128
    Software licenses and services                         2,433               5,238             8,605              21,316
                                                 ----------------    ----------------    --------------    ----------------
Total net revenues                                        29,292              26,115            83,590              79,444
Cost of revenues:
    Hardware products and services                        17,103              15,224            46,892              43,123
    Software licenses and services                           644               1,700             2,390               6,952
                                                 ----------------    ----------------    --------------    ----------------
Total cost of revenues                                    17,747              16,924            49,282              50,075
                                                 ----------------    ----------------    --------------    ----------------
Gross margin                                              11,545               9,191            34,308              29,369
Operating expenses:
  Research and development                                 3,097               3,236             9,808               9,998
  Marketing and selling                                    7,451               7,405            24,431              22,986
  General and administrative                               1,585               1,427             4,768               3,881
                                                 ----------------    ----------------    --------------    ----------------
Total operating expenses                                  12,133              12,068            39,007              36,865
                                                 ----------------    ----------------    --------------    ----------------

Operating loss                                              (588)             (2,877)           (4,699)             (7,496)
Interest income, net                                         125                 413               465               1,290
Other income                                                   -                 228                 -               2,090
                                                 ----------------    ----------------    --------------    ----------------

Loss before income taxes                                    (463)             (2,236)           (4,234)             (4,116)
Provision for income taxes (income tax benefit)            6,951                   -             6,951                (658)
                                                 ----------------    ----------------    --------------    ----------------

Net loss                                                $ (7,414)           $ (2,236)        $ (11,185)           $ (3,458)
                                                 ================    ================    ==============    ================

Net loss per share

    Basic                                                $ (0.46)            $ (0.14)          $ (0.69)            $ (0.21)
                                                 ================    ================    ==============    ================
    Diluted                                              $ (0.46)            $ (0.14)          $ (0.69)            $ (0.21)
                                                 ================    ================    ==============    ================


Shares used in per share computations

    Basic                                                 16,219              16,228            16,136              16,522
                                                 ================    ================    ==============    ================
    Diluted                                               16,219              16,228            16,136              16,522
                                                 ================    ================    ==============    ================



                            See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           Nine Months Ended September 30,
                                                                        --------------------------------------
                                                                             1999                   1998
                                                                        ---------------        ---------------
Cash flows from operations:

     Net loss                                                                $ (11,185)              $ (3,458)
     Reconciliation of net loss to cash used in operations:
        Depreciation and amortization                                            2,655                  2,273
        Gain on sale of investment                                                   -                 (2,090)
        Increase in valuation allowance on deferred tax assets                   6,951                      -
        Changes in:
           Accounts receivable, net                                               (259)                 6,602
           Inventories                                                          (1,590)                 2,571
           Refundable and deferred income tax assets                              (329)                  (745)
           Other current assets                                                   (486)                   237
           Accounts payable                                                      3,491                 (2,079)
           Income taxes payable                                                     36                   (289)
           Accrued expenses                                                     (1,434)                (3,374)
           Deferred revenue                                                       (892)                (2,253)
                                                                        ---------------        ---------------
        Cash used in operations                                                 (3,042)                (2,605)
        Cash flows from investing activities:
           Transfer from (to) short term investments, net                        9,281                 (1,917)
           Proceeds from sale of investment                                          -                  2,402
           Changes in other assets                                                (869)                    13
           Property and equipment purchases, net                                (2,173)                (1,086)
                                                                        ---------------        ---------------
        Cash provided by (used in) investing activities                          6,239                   (588)
        Cash flows from financing activities:
           Principal payments on capital lease obligations                         (67)                  (131)
           Repurchases of common stock                                            (704)                (9,822)
           Proceeds from issuance of stock, net                                  1,327                  8,464
                                                                        ---------------        ---------------
        Cash provided by (used in) financing activities                            556                 (1,489)
                                                                        ---------------        ---------------
        Increase (decrease) in cash and equivalents                              3,753                 (4,682)
        Cash and equivalents:
           Beginning of period                                                   8,553                 21,240
                                                                        ---------------        ---------------
           End of period                                                      $ 12,306               $ 16,558
                                                                        ===============        ===============


                            See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring entries, which in the opinion of management are necessary to fairly state the Company's consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The consolidated results of operations for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999.

NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding, when dilutive, using the treasury stock method. At September 30, 1999 and 1998 there were 3,912,562 and 3,771,087 options and warrants outstanding, respectively, that could potentially dilute earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those periods.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):


                                                                     September 30,       December 31,
                                                                          1999              1998
                                                                          ----              ----
         Purchased components and sub-assemblies                        $12,314           $10,733
         Work in process                                                  1,385             1,285
         Finished goods                                                   2,253             2,344
                                                                          -----             -----
                                                                         15,952            14,362
                                                                         ------            ------


INTEREST AND TAX PAYMENTS

Interest payments, primarily interest on capital lease liabilities were $900 and $1,900 for the three months ended September 30, 1999 and 1998, respectively, and $8,300 and $11,700 for the nine months ended September 30, 1999 and 1998, respectively. Income tax payments, primarily foreign, were $168,300 and $57,500 for the three months ended September 30, 1999 and 1998, respectively and $262,800 and $159,300 for the nine months ended September 30, 1999 and 1998, respectively.

STOCK REPURCHASE PROGRAM

In November 1997, the Company's Board of Directors adopted a program to repurchase up to 1,000,000 shares of the Company's common stock during the 12-month period ended October 31, 1998. In July 1998, the repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $6.50 to $9.63 at a total aggregate price of $8.5 million. In June 1998, the Company announced an additional program to repurchase up to 750,000 shares of the Company's common stock during the 12-month period ended May 31, 1999. Repurchases of 694,800 shares were made under this program at prices ranging from $4.63 to $8.25 at a total aggregate price of $4.4 million.

                       NETWORK COMPUTING DEVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAJOR CUSTOMERS AND OPERATING SEGMENTS

The Company has one operating segment, sales of thin client hardware and software.

The percentages of total net revenues represented by sales to major customers are as follows:


                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                         --------------------------------         -------------------------------
                                            1999                1998                 1999                 1998
                                            ----                ----                 ----                 ----
Adtcom                                       19%                 **                   16%                  **
International Business Machines              13%                 34%                  12%                 27%
Tech Data                                    16%                 **                   15%                  **
Ingram Micro                                 10%                 **                   **                   **



** Denotes less than 10% of the Company's revenue for the period noted.

INCOME TAXES

During the quarter, the Company recorded expense of $7.0 million to increase the valuation allowance for recognized deferred tax assets related to tax loss carryforwards and tax credit carryforwards. The Company presently is unable to conclude that the tax assets would more likely than not be realized based on a number of factors including actual versus forecasted results, the competitive market in which it operates, the nature of the deferred tax assets and the lack of carryback capacity to realize these assets.

The composition of the Company's net deferred tax assets is as follows (in thousands);


                                                         September 30,               December 31,
                                                             1999                        1998
          Gross deferred tax assets                         14,616                      12,923
          Valuation allowance                              (14,616)                     (6,305)
                                                         -------------               ------------
          Net deferred tax assets                              -                         6,618
                                                         -------------               ------------



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

OVERVIEW

Network Computing Devices, Inc. (the "Company") provides thin client hardware and software that deliver simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. The Company's product line includes the NCD THINSTAR line of Windows-based terminals, optimized to access Microsoft's Windows NT Server 4.0, Terminal Server Edition, and NCD EXPLORA, NC200 and NC400 network computers. On the software side, the Company's products include the NCD THINPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Terminal Server. The Company also markets PCXware, NCDware, NC software, and Citrix based Wincenter. The Company's products are sold through distributor/VAR channels, and system integrators worldwide.

The Company sells hardware products to International Business Machines Corporation ("IBM") pursuant to an OEM agreement dated June 27, 1996 (the "IBM Agreement") . The IBM Agreement is non-exclusive and provides for IBM to purchase a portion of its requirements of such products from the Company through December 31, 2000, although no minimum purchase volumes are required by the contract. Revenue from this product line continues to decline as indicated in the table on page 7.

RECENT DEVELOPMENTS

On December 31, 1998, the Company completed the acquisition of Tektronix' Network Displays business unit ("NWD") for $3.0 million in cash and warrants to purchase one million shares of the Company's common stock at $8.00 per share. The acquisition was accounted for as a purchase business combination with a total purchase price of $5.9 million. The purchase price was allocated as follows: $1.7 million to net assets acquired, $1.4 million to in-process research and development and $2.8 million to other intangible assets. In addition to acquiring certain assets of NWD, approximately 83 former NWD employees, primarily in sales, marketing and engineering roles, joined NCD. In conjunction with this acquisition, the Company undertook various restructuring activities to eliminate redundancies with the acquired business, including the reduction in personnel of approximately 40 employees. The Company recorded a charge of approximately $1.0 million (a $.9 million cash charge) in the fourth quarter of 1998 related to these restructuring activities. During the third quarter and first nine months of 1999, the Company paid approximately $24,000 and $758,000, respectively, in restructuring costs, leaving approximately $142,000 accrued at September 30, 1999.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

Total net revenues for the third quarters of 1999 and 1998 were $ 29.3 million and $26.1 million, respectively, representing an increase of 12%, and $83.6 million and $79.4 million for the first nine months of 1999 and 1998, respectively. Sales related to the IBM Agreement accounted for approximately 13% and 34% of revenues in the third quarters of 1999 and 1998, respectively, and approximately 11% and 26% in the first nine months of 1999 and 1998, respectively.

HARDWARE REVENUES

Hardware revenues are primarily from the sale of thin client products, and to a lesser extent, related service activities. Revenues were $26.9 million and $20.9 million for the third quarters of 1999 and 1998, respectively, and $75.0 million and $58.1 million for the first nine months of 1999 and 1998, respectively. Shipments of the Company's Windows-based Terminals and network computer products acquired in the NWD acquisition were up significantly, more than offsetting the combined impact of decreased shipments to IBM and lower average selling prices.

SOFTWARE REVENUES

Software revenues are primarily from the sale and licensing of ThinPATH and other software products and related support services. Revenues from software and related services were $2.4 million and $5.2 million for the third quarters of 1999 and 1998, respectively, and $8.6 million and $21.3 million for the first nine months of 1999 and 1998, respectively. This decrease primarily reflects the transition from the sale of the Citrix based Wincenter software to the sale of software developed-in-house. The Company's OEM relationship with Citrix for Citrix' WinFrame product ended on September 30, 1998. This has resulted in significantly reduced sales of Citrix based products.

GROSS MARGIN ON HARDWARE REVENUES

The Company's gross margin percentages on hardware revenues were 36% and 27% for the third quarters of 1999 and 1998, respectively, and 37% and 26% for the first nine months of 1999 and 1998, respectively. The increases in margin relate to decreased sales of lower-margin products sold to IBM on an OEM basis under the IBM Agreement and increased sales of the Company's branded products that have higher margins.

GROSS MARGIN ON SOFTWARE REVENUES

The Company's gross margin percentages on software revenues were 74% and 68% for the third quarters of 1999 and 1998, respectively, 72% and 67% for the first nine months of 1999 and 1998, respectively. The improvement in gross margin percentage reflects the move from the sale of licensed software to the sale of the Company's branded software at higher margins.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were essentially unchanged for both the third quarter and year to date when compared to the prior year. As a percentage of net revenues, R&D expenses were 11% and 12% for the third quarters of 1999 and 1998, respectively, and 12% and 13% for the first nine months of 1999 and 1998, respectively.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $7.5 million and $7.4 million for the third quarters of 1999 and 1998, respectively, and $24.4 million and $23.0 million for the first nine months of 1999 and 1998, respectively. As a percentage of net revenues, marketing and selling expenses were 25% and 28% for the third quarters of 1999 and 1998, respectively, and 29% for the first nine months of both 1999 and 1998. Marketing and selling expenses for the third quarter of 1999 were essentially flat compared to the third quarter of 1998, while the Company grew revenue causing a decline in marketing and selling expenses as a percentage of revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $1.6 million and $1.4 million for the third quarters of 1999 and 1998, respectively, and $4.8 million and $3.9 million for the first nine months of 1999 and 1998, respectively. As a percentage of net revenues, G&A expenses were 5% for both the third quarters of 1999 and 1998, respectively, and 6% and 5% for the first nine months of 1999 and 1998, respectively. The increase in general and administrative expense is due in part to goodwill amortization expense. Goodwill amortization expense, related to the acquisition of the Tektronix Inc.'s Network Displays business, was $.1 million for the third quarter and $.3 million for the nine months ended September 30, 1999.

INTEREST INCOME, NET

Interest income, net of interest expense, was $125,000 and $ 413,000 for the third quarters of 1999 and 1998, respectively, and $465,000 and $1,290,000 for the first nine months of 1999 and 1998, respectively. The decrease was primarily due to lower average balances in interest bearing accounts.

INCOME TAXES AND INCOME TAX BENEFIT

At September 30, 1999, the company recorded a non-cash charge of $7.0 million to increase the valuation allowance on deferred tax assets. Deferred tax assets at September 30, 1999 include operating loss carryforwards for federal and state income tax purposes of approximately $11.0 million and $2.6 million respectively. These carryforwards are available to offset future taxable income, if any, thru 2018 and 2003 respectively. The Company recognized an income tax benefit of $658,000 for the first nine months of 1998.

FINANCIAL CONDITION

Total assets of $66.6 million at September 30, 1999 decreased from $75.1 million at December 31, 1998. The change in total assets primarily reflects decreases in cash and short-term investments of $5.5 million, an increase in the valuation allowance on deferred tax assets of $7.0 million, partially offset by increases in inventories of $1.6 million, plant and property of $0.7 million, and a strategic investment of $.9 million. Total current liabilities as of September 30, 1999 increased by $2.1 million, or 9%, from $22.6 million at December 31, 1998. The change was primarily related to an increase in accounts payable of $3.5 million, partially offset by a decrease in deferred revenue of $1.8 million.

CAPITAL REQUIREMENTS

Capital spending requirements for the remainder of 1999 are estimated at approximately $600,000.

LIQUIDITY

As of September 30, 1999, the Company had combined cash, cash equivalents and short-term investments totaling $15.8 million, with no significant debt. Cash used in operations was $ 3.0 million in the first nine months of 1999 compared to $2.6 million in the first nine months of 1998. In the first nine months of 1999, an increase in inventories of $1.6 million and a net loss of $11.1 million were only partially offset by an increase in accounts payable of $3.5 million and an increase in the valuation allowance on deferred tax assets of $7.0 million and an increase in accounts payable of $3.5 million. In the first nine months of 1998, decreases in accounts receivable and inventories of $6.6 million and $2.6 million, respectively, and depreciation and amortization of $2.3 million were largely offset by decreases in accounts payable and deferred revenue of $2.1 million and $2.3 million, respectively, the gain on sale of the investment in Precept Software, Inc. of $2.1 million and a net loss of $3.5 million. Cash flows used in investing activities of $0.6 million in the first nine months of 1998 primarily reflects proceeds from the sale of the company's investment in Precept Software, Inc. of $2.4 million. Cash flows used in financing activities of $1.5 million in the first nine months of 1998 primarily reflects Intel's investment in the Company's common stock, offset by a corporate common stock repurchase of $9.8 million.

The Company believes that its existing sources of liquidity will be sufficient to meet operating cash requirements and capital lease repayment obligations at least through the next twelve months.

YEAR 2000 ISSUES

In the next year many companies could face a potentially serious information systems problem because many software applications and operational programs written in the past were designed to handle date formats with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00." In response to this, the Company has formed a task force (the "Task Force") specifically assigned to addressing Year 2000 issues.

The Task Force is composed of members from all essential functional groups within the Company. The Task Force meets regularly, and the meeting minutes are reviewed on a regular basis at the Executive Staff's operational meeting. The Company has reviewed all of its current product offerings and believes that its current products are Year 2000 compliant. As to the Company's internal operations, the Task Force's general plan of action has been to inventory all essential systems, equipment and facilities, contact suppliers to ascertain vendor readiness for Year 2000, test all critical systems and resolve all mission-critical problems by the end of November of 1999.

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

The Company estimates it's total Year 2000 costs to be between $600,000 and $700,000. As of September 30, 1999, the Company has spent approximately $400,000 related to Year 2000 issues.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt the standard no later than the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

FUTURE PERFORMANCE AND RISK FACTORS

THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

EVOLVING THIN CLIENT COMPUTING MARKET

The Company derives a majority of its revenues from the sale of thin client network computing products. The Company's future success will depend substantially upon increased acceptance of the thin client computing model and the successful marketing of the Company's new thin client computing hardware and software products. There can be no assurance that the Company's new thin client computing products will compete successfully with alternative desktop solutions or that the thin client computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for the Company's thin client computing products would have a material, adverse effect on the Company's business, operating results and financial condition.

OTHER RISK FACTORS

The Company experiences significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the thin client computing market has intensified over the past several years, resulting in price reductions and reduced profit margins. The Company expects this intense competition to continue, and there can be no assurance that the Company will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. The Company's software products also face substantial competition from software vendors that offer similar products, including several large software companies, such as Microsoft and Citrix.

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

The Company relies on contract manufacturers for virtually all of the sub-assembly of the Company's thin client computing products. The Company's reliance on these contract manufacturers limits its control over delivery schedules, quality assurance and product costs. In addition, a number of the Company's suppliers are located abroad. The Company's reliance on these foreign suppliers subjects the Company to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. The Company currently obtains all of the sub-assemblies used for its thin client computing products (consisting of all major components except monitors and cables) from a single supplier located in Thailand. Any significant interruption in the supply of sub-assemblies from this contractor would have a material, adverse effect on the Company's business and operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk sensitive instruments as of September 30, 1999 are primarily exposed to interest rate risks. Because of the short-term maturity of these instruments, a 100 basis point change in related interest rates would not have a material effect on their fair value. Fluctuations in foreign exchange rates do not have a material effect on the Company's financial statements

                         NETWORK COMPUTING DEVICES, INC.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K and S-8

(a)      The following exhibits are filed herewith:

         Exhibit 27        Financial Data Schedule.

(b) The Company filed reports on Form 8-K, and S-8 (Transfer of Unused Shares) during the three-month period ended September 30, 1999.

                         NETWORK COMPUTING DEVICES, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Network Computing Devices, Inc.
                                (Registrant)

Date: November 12, 1999

                                By:
                                   --------------------------------------
                                   Gregory S. Wood
                                   Vice-President and Chief Financial
                                   Officer (Duly Authorized and Principal
                                   Financial and Accounting Officer)