Form 10-K
period 1999-12-31
NETWORK COMPUTING DEVICES INC
filed 2000-04-14
CIK 886138

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM TO

                         COMMISSION FILE NUMBER 0-20124
                            ------------------------

                        NETWORK COMPUTING DEVICES, INC.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       77-0177255
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)

350 NORTH BERNARDO AVENUE, MOUNTAIN VIEW,                          94043
                CALIFORNIA                                      (Zip Code)
 (Address of principal executive offices)

                                 (650) 694-0650
              (Registrant's telephone number, including area code)

           Securities registered pursuant to 12(b) of the Act:  None

              Securities registered pursuant to 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. Yes / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 29, 2000, as reported on the Nasdaq Stock Market, was approximately $104,695,266. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of February 29, 2000, 16,491,011 shares of the registrant's Common Stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THIS REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS, WHICH REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FUTURE PERFORMANCE AND RISK FACTORS" AND ELSEWHERE IN THIS REPORT, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE CURRENTLY ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

ITEM 1.  BUSINESS.

GENERAL

    Network Computing Devices, Inc. provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. Our product line includes the NCD THINSTAR line of Windows-based terminals, the NCD EXPLORA network terminals and the NCD NC200 and NCD NC400 network computers. On the software side we offer the NCD THINPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Windows servers. Some of the software products were part of the NCD THINSTAR software family in 1998; they have been re-named and were announced in March 1999 as part of the NCD THINPATH software family. Our thin clients, THINPATH software, and installation and support services are a combination that delivers a fully integrated desktop solution to companies seeking a low-cost, easy to manage, simple to use, high performance user experience. Since introducing our first product in 1989, we have installed over 1,000,000 thin clients worldwide.

    Network Computing Devices, Inc. is a Delaware corporation. We were originally incorporated in California in February 1988 and were reincorporated in Delaware in October 1998. Unless the context otherwise requires, the terms "the Company" and "NCD" refer to Network Computing Devices, Inc. and its consolidated subsidiaries.

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

    During the 1980s, microprocessor-based systems improved in price and performance, and graphical user interfaces ("GUIs") with easy-to-use windows, menus, and icons, became widely available. User groups within large organizations began implementing their own solutions, using personal computers and workstations on the desktop to give each individual user a dedicated computing resource. The need to interconnect these computing resources led to the development of local area networks ("LANs"), which resulted in processing, data and applications being spread across many desktops. This approach brought with it new problems: the high cost of installing, maintaining and upgrading a computer on every desktop; under-utilization of individual computing resources; and complex system management requiring large IT staffs.

    As the 1990s approached, businesses developed networks and highly efficient networked servers that could provide the information required to remain competitive. Since this data was being accessed and used by unsophisticated non-technical individuals, it became important to provide simple, high-performance graphics devices to access the data, and the tools that made it easy to manage the information and the devices that accessed it. A new computing environment evolved and came to be referred to as "thin client computing" which combines the cost-effectiveness, manageability and security of the original centralized model with the performance, GUIs and network accessibility of the later distributed model.

    The original development of thin client computing came in the UNIX environment using the X Windows System (often simply called X). It was followed in the Microsoft Windows environment by Citrix's Independent Computing Architecture ("ICA") and then by Microsoft's Remote Desktop Protocol ("RDP"). All three technologies allow applications to run on centrally-administered servers, taking advantage of enterprise-level resources. The applications' graphical user interface ("GUI") is then sent over the network to the user's desktop or viewing appliance. This separation of the display of applications from the computing they require enables organizations to deploy, manage and upgrade one or a small number of servers instead of hundreds or thousands of individual personal computers. The result is faster access to new technology, higher productivity, longer use of both client and server capital investments, and greatly improved use of information technology staff resources.

    Over the last several years, a number of important developments occurred which expanded the potential markets for network computing systems. First, the availability of the powerful Pentium microprocessor enabled the development of complex Windows-based systems. The thin client model was solidified by the introduction of the "lean client" initiative, Intel's thin client architecture, demonstrating its support for thin clients and its investment in us to work on the realization of the lean client initiative. Second, Microsoft NT Server software, combined with Microsoft-authorized multi-user software such as Citrix MetaFrame and NCD THINPATH, became available to support multi-user Windows applications. In September 1998, Microsoft demonstrated its support of the thin client computing model with its introduction of Windows NT 4.0 server, Terminal Server Edition and its support of the development of Windows CE-based thin clients to access these servers. This has been followed and significantly enhanced by their subsequent integration of Terminal Services into Windows 2000, enabling thin clients to more easily access Windows applications from any Windows server. Third, the rapid growth of the Internet and Internet-based computing has popularized the concept of remote computing and created new interest in the thin client computing model.

    With the centralization of applications in this client computing model, much greater emphasis is placed on the management of servers that support increasing numbers of users for their mission critical applications. This has created new market opportunities for server monitoring and management software products.

    With the rapid evolution of the internet, more companies are looking at deploying thin client applications through web-based interfaces which is driving the deployment of distributed web servers based on various technologies such as Intel microprocessors, operating systems from Microsoft and Sun, as well as the Linux operating system.

    With the move of applications to the server in thin client computing, there has been a rapid rise in the interest in Application Service Providers ("ASPs"), companies that rent application time to end users to save them the administrative costs of running their own IT department.

INFORMATION ACCESS AND INFRASTRUCTURE MANAGEMENT SOFTWARE

    Software is key to information access and infrastructure management. The physical connection to the intranet or Internet is relatively simple; but the simple, well managed, cost-effective operation of network-wide computing resources requires sophisticated software.

    The market for enterprise information access and infrastructure management software is large and comprised of a number of segments, many of which are expanding rapidly. Segments of the information access market include: PC software for accessing remote UNIX and Windows applications and Internet integration software. The server management software market is also large, with the Windows server management segment experiencing the highest rate of growth.

    With the continuing proliferation of increasingly powerful and low-cost PCs in large organizations, we identified a demand for software products to enable DOS-based and Windows-based PCs to emulate X terminals for use in predominantly UNIX environments. In order to address this market, in 1992 we acquired Graphic Software Systems, a pioneer in the development of X software for PCs. In 1993, we introduced PC-XWARE, its initial PC-UNIX integration software product. PC-XWARE is based on our NCDWARE X terminal operating environment and provides network connectivity using an NCD-developed TCP/IP software stack. NCD now offers versions of PC-XWARE for WINDOWS 3.1, WINDOWS 95 and WINDOWS NT users in addition to its new version, NCD THINPATH X-WARE, a part of its new NCD THINPATH software family.

    In 1995, we introduced NCD WINCENTER software that included Microsoft Windows NT as its basic operating system and WinFrame, Microsoft-authorized multi-user software that we licensed from Citrix Systems, Inc. ("Citrix"). NCD WINCENTER also included NCD-developed graphics and network features that make it compatible with the X Windows protocol supported by our thin clients and UNIX workstations. NCD WINCENTER allowed a single server to provide Windows applications to many users simultaneously. In September of 1998, the licensing agreement with Citrix was terminated.

    Building on this core competency, in 1999 we introduced the NCD THINPATH family of software that includes three types of functionality--connectivity, management and desktop support. The software includes emulators that allow any desktop to access virtually any host environment, management tools to remotely administer desktops and to optimize server performance and support of local printers, peripheral devices and audio input/output. These products deliver features that enhance the performance of Microsoft's Windows Terminal Server without adding a layer of protocol software.

    In January 2000, we acquired Multiplicity LLC, a provider of strategic performance, capacity and service level management software for Windows NT server environments. The Multiplicity product continuously collects data from participating servers to catalog what people and applications are using which servers. The data can be used for real-time monitoring or can be collected in a database for later analysis, reporting, and billing.

MARKETS AND APPLICATIONS

    Our thin clients are used in a broad range of industries for a wide variety of applications. Thin clients are widely used in task-based applications like order-entry and point-of-sale. Our main target industries are healthcare, retail, finance and education.

    Initially, our X-terminal systems were sold as alternatives to high-priced UNIX workstations required to access applications on UNIX servers. Later, emulators were added to give them the additional functionality of an ASCII terminal or IBM 3270 terminal replacement. By mid-1996, server software existed that made them an enhancement of, or alternative to, personal computer networks.

    X-terminals were developed to allow multiple users to access UNIX applications on servers without the burden of expensive UNIX workstations on their desktop. When Windows applications became a requirement, these users were required to add a bulky and expensive PC to their desk space. We introduced NCD WINCENTER to provide Windows NT access from the already existing X-terminal of the UNIX users. With Microsoft Windows NT Server 4.0, Terminal Server Edition ("TSE") UNIX users can still access Windows applications through Citrix Metaframe protocol with NCD WINCENTER for Metaframe.

    Microsoft's Terminal Services in Windows 2000 includes the Remote Desktop Protocol ("RDP") that allows Windows CE-based desktop devices to access Windows NT applications without the addition of Citrix MetaFrame. While the integrated RDP protocol does not include many of the features supported by

Citrix MetaFrame (the ICA protocol), NCD THINPATH software includes enhancements to Terminal Services with RDP that gives it the most important features required by major implementers of Windows-based terminals in a Windows 2000 environment. This delivers a low cost solution without the expense and complexity of adding a non-Microsoft protocol layer of software.

    TERMINAL REPLACEMENT. A principal market for X-based thin clients is replacement of character-based terminals, such as ASCII and 3270 terminals. Many commercial users in transaction processing applications are upgrading their centralized systems to achieve the productivity advantages of GUIs and windowing as well as the flexibility of "open" systems based on industry-standard operating systems such as UNIX. Our thin client products offer such customers the ability to have a single desktop device that gives them access to both existing legacy applications as well as new GUI-based versions while maintaining the central administration they have come to depend upon.

    WORKSTATION ENVIRONMENTS. Many of the early buyers of X-terminals were also early users of workstation technology and viewed X-based thin clients primarily as a low-cost alternative for expanding their workstation networks. In these environments, thin clients can access the excess processing power of existing workstations, supplying users with a GUI at a considerably lower cost than a workstation with equivalent display characteristics. Thus, organizations can provide windowing and graphics for uses that previously could not justify the cost of a full workstation. Many users of X-terminals in UNIX workstation or minicomputer environments have developed an optimized configuration of workstations and X-terminals. In these environments, rather than providing some users with workstations and others with X-terminals, every user is given an X-terminal, and compute servers based on high-performance workstations (without monitors) that are shared among all users. The organization thereby realizes cost advantages by centralizing processing, memory and disk requirements into fewer, high-performance servers.

    PERSONAL COMPUTER ENVIRONMENTS. With Microsoft's introduction of Windows NT Server 4.0, Terminal Server Edition, we introduced the NCD THINSTAR family of thin clients that are optimized to access Windows NT and NCD THINPATH software that enhances the capabilities of TSE. For task-based users, like data entry clerks and call center specialists, we believe that this integration of thin client hardware and software is a viable alternative to PCs. With the addition of NCD THINPATH emulators, these Windows-oriented desktops can also access legacy systems environments like AS/400s and mainframes.

    INTRANET ENVIRONMENTS. Many companies employ multiple operating environments on their corporate network (intranet), plus connectivity to the worldwide web. This capability facilitates employee collaboration and allows access to the enormous information resources that exist around the company and around the world. NCD thin clients and NCD THINPATH software are offered as a means of providing cost-effective, easy to maintain access to all of these resources. NCD THINSTAR Windows-based terminals are optimized to access all resources through Microsoft Windows Terminal Server, while the NCD NC200 and NCD NC400 network computers are optimized for browser access. The NCD EXPLORA class of network terminals provide cost-effective access to X-based applications. The NCD THINPATH family of software provides emulators to permit PCs and NCD THINSTAR terminals to access virtually any server, to permit easy network management and to provide support for local peripheral devices on NCD THINSTAR and PC desktops.

    SERVER MONITORING AND MANAGEMENT. With increased reliance on NT servers for application provision, the real time monitoring and pre-emptive fixing of problems before they occur will become increasingly important. The requirements will be to ensure reliability, availability, and serviceability of thin client networks in the way that mainframes have traditionally done, as well as to make it possible for ASPs to provide a contractually binding service level to their customers. NCD Multiplicity is targeted at these requirements.

PRODUCTS

THIN CLIENT HARDWARE PRODUCTS

    We offer a broad line of thin client products that provide businesses and other enterprises with an open systems approach to network computing based on our Network Computing Architecture. Our thin client devices include NCD THINSTAR Windows-based terminals, NCD NC200 and NCD NC400 network computers and NCD EXPLORA network terminals.

    THIN CLIENTS. Our thin client products are desktop devices that are used to access information and applications residing on compute servers in a local area network or wide area network. With our thin clients, applications can be executed on the powerful networked servers, and the results displayed on simple, cost-effective desktop devices. As discussed above, the thin clients were initially introduced to access UNIX applications; later the software was added to allow these same devices to access mainframes and other non-UNIX servers. With the growing popularity of Windows environments, we have introduced the NCD THINSTAR Windows-based terminals and NCD THINPATH software to optimize access to networked Windows NT servers.

    Our thin client product line includes models with various performance characteristics, various screen sizes and a range of software extensions and network interfaces. Hardware platforms are based on different microprocessors, addressing a wide range of price and performance requirements. Custom ASICs used in the design of most of our products help reduce the cost of connection logic and provide hardware acceleration for certain graphics functions. Our thin clients feature single-board electronics and incorporate current ergonomic standards in monitor technology. Our thin clients come with a full line of peripherals, including mouse and several keyboard options.

    NCD THINSTAR 200, NCD THINSTAR 300 AND NCD THINSTAR 400 Windows-based terminals were the first family of thin clients introduced with the Windows CE operating system kernel. The NCD THINSTAR 300 is the first thin client that employs the Intel lean client architecture that we developed under a non-exclusive agreement with Intel. This model provides higher performance than the NCD THINSTAR 200, and can support a greater number of peripheral devices. NCD THINSTAR 400 is the first Windows-based terminal to provide an internal PCI slot for expandability and offers increased performance over the NCD THINSTAR
300. The NCD THINSTAR 450 PRO will support Microsoft WBT Professional with Windows NT Embedded.

    Our NCD NC200 and NCD NC400 network computers, as well as the NCD EXPLORA 700 and HMXPRO24 devices are high-performance network computers that are targeted at customers who want browser access to the network or who have a Java requirement. The NCD NC200/400 are industry leading network computers acquired in the 1998 acquisition of the Tektronix Network Displays business unit. All of these models are based on powerful MIPS-based processors.

    The NCD EXPLORA 400/450 family are our entry level network terminal product. They target the low end UNIX workstation replacement market. They are based on the 32-bit PowerPC RISC processor.

SOFTWARE PRODUCTS

    NCDWARE AND NCD NCBRIDGE. Our UNIX based thin clients run NCDWARE and NCD NCBRIDGE, our proprietary operating systems. These products incorporate extensive enhancements to the basic X server software to improve performance, system manageability and robustness.

    NCD THINPATH SOFTWARE. We manufacture a family of software products that are either client or server-based, and deliver a series of important capabilities to enterprises deploying the emerging thin client computing model. The series of software modules allows Windows-based terminals and PCs to emulate virtually any desktop device so that they can access any server on the network, regardless of its operating system. These are pieces that make centralized management and support of the network easier, and that permit support of local printers and other peripheral devices on Windows-based terminals and PCs without adding protocol software to Microsoft's Terminal Server.

    NCD PC-XWARE. NCD PC-XWARE is software for Windows PCs that provides connectivity to X Windows applications running on UNIX host systems. There are versions of NCD PC-XWARE for WINDOWS 3.1, WINDOWS 95 and WINDOWS NT. NCD PC-XWARE is based on our NCDWARE network computing software and offers many of the same local applications and network management features.

    NCD MULTIPLICITY. We will shortly be shipping the Multiplicity server monitoring and management product. Multiplicity allows the real time monitoring of a number of key NT metrics and presents these in an easy-to-understand graphical form to enable network administrators to monitor the health of a distributed NT server network. The idea is to be able to have a real-time picture of the network and an understanding of areas where problems may occur so that they can be rectified before downtime occurs. This improves service levels and reliability, availability and serviceability of thin client networks based on the Microsoft NT and Windows 2000 operating systems.

PRODUCT DEVELOPMENT

    We believe that we must enhance our existing line of thin client and software products and continue developing new hardware and software products that incorporate the latest improvements in technology in order to maintain our position as a major supplier of thin client solutions and expand the market for this style of computing and information access products. Accordingly, we are committed to investing significant resources in software and hardware development activities.

    Our current development programs include:

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

    - Cost reductions and feature enhancements of network computer platforms acquired from Tektronix; and,

    - Delivery and enhancement of the Multiplicity Server Management product.

    There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Performance and Risk Factors--New Product Development and Timely Introduction of New and Enhanced Products."

    During 1999, 1998 and 1997, the Company's research and development expenditures were $12,935,000, $13,213,000, and $14,179,000, respectively.

    THE FOREGOING DISCUSSION CONCERNING OUR PRODUCT DEVELOPMENT PROGRAM INCLUDES FORWARD-LOOKING STATEMENTS. ACTUAL PRODUCT DEVELOPMENT RESULTS MAY DIFFER SUBSTANTIALLY DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED UNDER "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FUTURE PERFORMANCE AND RISK FACTORS."

MARKETING AND SALES

    Our marketing and sales objectives are two-fold. The first is to position thin client computing within enterprise IT architectures as an approach that is easy-to-implement and support and meets users' performance goals and the corporate desire for centralized management. Equally important is our aim to maintain our position as a recognized leader in the thin client industry and differentiate our integrated hardware and software offerings from competitors' products. Both of these objectives need to be addressed through our focus on indirect channels of distribution.

    A key strategy is the education of our channel partners regarding our value proposition of making access simple and making our integrated hardware and software solution easy to sell.

    Other significant strategies are our work in cooperation with industry leaders like Intel and Microsoft, and greater focus on vertical industries and applications like healthcare, retail and call centers.

    Our marketing team is organized around participation in trade shows, conferences and seminars, the placement of advertising, significant press and analyst contacts both in the technology and business areas, telemarketing activities and an increasing focus on web-based activities, including electronic commerce.

    We have embraced an indirect sales model worldwide, including distributors and value-added resellers (the traditional two-tier distribution model). The acquisition of the Tektronix Network Displays business unit broadened our network of resellers and support staff to better serve the emerging marketplace.

    International sales, including sales to foreign OEM customers, represented approximately 40%, 35% and 34% of our net revenues during 1999, 1998 and 1997, respectively. International sales may be subject to government controls and other risks, including export licenses, federal restrictions on the export of critical technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, we have experienced no material difficulties due to these factors.

    We also sell our products to OEMs who combine our products with computers and peripherals, add application software and sell complete computer systems to end-users. OEM sales represented approximately 9%, 29%, and 26% of our revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

    In 1999 Adtcom, Tech Data and IBM accounted for 18%, 15% and 9%, respectively of our net revenue. IBM accounted for 29% and 26% of our net revenues in 1998 and 1997, respectively.

    We also sell our PC connectivity software products through an internal telesales team that fulfills orders through our normal two tier distribution channel.

SERVICE AND SUPPORT

    We believe that our ability to provide service and support is and will continue to be an important element in the marketing of our products. We maintain in-house repair facilities and also provide telephone and electronic mail access to our technical support staff. Our technical support engineers not only provide assistance in diagnosing problems but work closely with customers to address system integration issues and to assist customers in increasing the efficiency and productivity of their systems. We provide system level software support through our factory-based technical maintenance organization and field system engineers, and also offer software update services that allow customers to purchase subsequent releases of our software products. Teleplan & K-Litex and MSAS Hitech Logistics, both leading European service organizations, provide certain repair services for our European distributors and OEM customers. Cybersource, a leading Australian service organization, provides certain repair services for our Australian distributors and OEM customers.

COMPETITION

    The market for thin client products and similar products that facilitate access to data over networks is characterized by rapidly changing technology and by evolving industry standards. Although we are a major supplier of thin client computing systems and software, we experience significant competition from other thin client manufacturers, suppliers of personal computers and workstations and from software developers. In recent months, a number of other companies have announced intentions to offer Windows-based terminals, including a few of the major personal computer companies.

    In the Windows-based terminal area, our major competitor is Wyse Technology, Inc. ("Wyse"). We believe that our principal competitive advantages are our integrated hardware and software offerings and our networking core competence. Server manufacturers who offer thin client products may have advantages over independent thin client vendors, including us, based on their ability to "bundle" their thin clients, personal computers and servers in certain large sales opportunities. We are addressing this competitive threat by forming marketing partnerships with suppliers of the various pieces of such solutions not provided by us.

    At the low end of the commercial segment of the computer market, we compete with suppliers of lower cost ASCII and 3270 terminals. These products do not offer the graphics and windowing capabilities offered by our thin client systems, but are still appealing to certain price sensitive customers. Moreover, PC networks offer an alternate means of upgrading from ASCII and 3270 terminal systems in many commercial applications.

    Generally speaking, competition in the thin client computing market has intensified over the past several quarters, resulting in price reductions, reduced profit margins and increased efforts to maintain market share, which have adversely affected our operating results. In addition, intense competition from alternative desktop computing products, particularly personal computers, has slowed the growth of the thin client computing market. We expect this intense competition to continue. There can be no assurance that we will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases.

    NCD PC-XWARE software products face direct competition from several software companies that offer similar products, including Hummingbird
Communications, Ltd., a Canadian company, Visionware, a subsidiary of The Santa Cruz Operation, Inc., NetManage, Inc., and Walker, Ritchie, Quinn, a privately-held company.

    NCD THINPATH. Many functions of the NCD THINPATH technology such as Mirroring, Load Balancing and Plus compete with functions provided in Citrix MetaFrame software. Some functions of the NCD THINPATH MANAGER technology compete with functions provided in Wyse Technology, Inc.'s WyseWorks software. We have experienced, and expect to continue to experience strong competitive pressure from Citrix and Wyse in response to the competitive threat of our software. Other companies may chose to enter this space and compete with us for end user and third party customers.

    NCD MULTIPLICITY. Server management products are provided by a number of companies, including Citrix and NetIQ in the NT server market. In addition, established companies providing server monitoring and management software may choose to enter the NT server management market as Windows NT and Windows 2000 account for an increasing number of mission-critical servers in the enterprise.

MANUFACTURING AND SUPPLIES

    We conduct certain thin client production activities at our Mountain View, California facility. These operations consist primarily of final assembly and configuration, testing and quality control of material, components, sub-assemblies and systems. We utilize a manufacturing control system that includes purchasing, inventory control and cost accounting functions. We test our thin clients in a network environment using a internally-developed, computer integrated manufacturing ("CIM") system. In addition, we employ a statistical process control system ("SPC") and conduct regular on-site inspections at our vendors' facilities to maintain quality control.

    We currently obtain substantially all of our thin client products from a single supplier located in Thailand. In addition, a number of components and parts used in our products, including certain semiconductor components, also are currently available from single or limited sources of supply. We have no long-term purchase agreements or other guaranteed supply arrangements with suppliers of those single or limited source components. We have generally been able to obtain adequate supplies of parts and components in a timely manner from existing sources under purchase orders and we endeavor to maintain inventory levels adequate to guard against interruptions in supplies.

    Our products incorporate memory components, such as video random access memory chips ("VRAMs") that are available from multiple sources but have been subject to substantial fluctuations in availability and price. Certain other components, including microprocessors and ASICs, though generally available from multiple sources, are subject to industry-wide demand that could result in limited availability or significant fluctuations in pricing. To date, these fluctuations have not had a material effect on our operating results and we have been able to obtain an adequate supply of such components.

    We currently outsource the reproduction and packaging of our software to vendors located in California.

BACKLOG

    We assemble our thin client products based upon our projections of near-term demand. Orders from large end-users and OEMs are generally placed by the customer on an as-needed basis, and we typically ship products within 45 days after receipt of a firm purchase order. We do not generally have a significant backlog, and our backlog at any particular time, or fluctuations in backlog from time to time, may not be representative of actual sales for any succeeding period.

    Because of the ease of manufacturing software products, we are able to effect the manufacture and shipment of these products quickly in response to customer orders without maintaining significant inventories, and, as a result, have historically had little, if any, backlog at any particular time. We do not, therefore, consider backlog for these products to be a significant measure of actual sales for any succeeding period.

INVENTORY

    As we have moved to a channel-based model we have placed inventory of our products into distribution. Although efforts are made to have the inventory in distribution reflect the expected pattern of near-term demand from reseller partners, changes in market conditions may cause the need for stock rotation and price protection, which could affect operating results. In addition, it is possible that the inventory mix will not be correct, causing a delay in the shipment of products to end user customers and possible loss of orders.

PROPRIETARY RIGHTS AND LICENSES

    We rely primarily on a combination of copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements and other intellectual property protection methods to protect our proprietary technology. We hold ten U.S. patents. Although we intend to pursue a policy of obtaining patents for appropriate inventions, we believe that our success will depend primarily on the innovative skills, technical competence and marketing abilities of our personnel rather than upon the ownership of patents. There can be no assurance that patents will issue from any pending or future patent applications or that any claims allowed will be sufficiently broad to protect our technology. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that any rights granted thereunder will provide adequate protection to us.

    Certain technology used in our product is licensed from third parties on a royalty-bearing basis. The costs associated with such royalties were a significant component of total software cost of sales through 1998. See
"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Generally, such licenses grant to us non-exclusive, worldwide rights with respect to the subject technology and terminate only in the event of material breach.

    Our software products are generally licensed on a right-to-use basis. We rely primarily on "shrink wrap" or "break the seal" licenses. Certain provisions of such licenses, including provisions protecting against unauthorized copying and reverse engineering, may not be enforceable under the laws of some jurisdictions. In addition, the laws of some foreign countries in which our software products are distributed do not protect our intellectual property rights to the same extent as U.S. law.

    There can be no assurance that third parties will not assert infringement claims against us or our suppliers with respect to current or future products. Although we have historically been able to resolve all asserted claims on terms which have not had a material effect on our operations, there is no assurance that any future claims may not require us to enter into unfavorable royalty arrangements or result in costly litigation.

EMPLOYEES

    As of December 31, 1999, we had 339 full-time employees, of whom 76 were primarily engaged in research and development, 46 in service and technical support, 113 in marketing and sales, 47 in manufacturing and 57 in administration and finance. None of our employees are represented by a collective bargaining agent. We have experienced no work stoppages and believe that our employee relations are good.

    Competition for employees in the computer and software industries is intense. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical, marketing and management personnel.

EXECUTIVE OFFICERS OF THE COMPANY

    The following sets forth certain information with respect to our executive officers, and their ages as of March 31, 2000:

NAME                                  AGE                   POSITION
----                                --------   ----------------------------------
Robert G. Gilbertson..............     58      Chairman of the Board

Rudolph G. Morin..................     62      President and Chief Executive
                                               Officer

Gregory S. Wood...................     41      Vice President and Chief Financial
                                                 Officer

John P. DeSantis..................     44      Senior Vice President, Sales and
                                                 Marketing

James L. Fulton...................     36      Chief Technical Officer

    In August 1999 Mr. Gilbertson became Chairman of the Board. Prior to that Mr. Gilbertson had served as President and Chief Executive Officer since joining us in May 1996. Prior to joining us, Mr. Gilbertson served as Chairman of Avidia Systems, Inc., a manufacturer of ATM switching systems, and also as President and Chief Executive Officer of CMX Systems, Inc., a manufacturer of precision measurement and positioning products from 1993 to 1996. Prior thereto, he served as President and Chief Executive Officer of Data Switch Corporation.
Mr. Gilbertson holds an MBA fron the University of

Chicago, served as Chairman of the Board of the American Electronics Association, and was a member of the faculty of Harvard Business School for five years.

    In August 1999 Mr. Morin was promoted to President and Chief Executive Officer. Prior to that Mr. Morin had served as Executive Vice President, Operations & Finance and Chief Financial Officer since joining us in May 1996. Prior to joining us, Mr. Morin served as Senior Vice President, Finance and Administration for Memorex Telex Corporation from 1993 to 1996. Prior thereto, he worked at Data Switch, where he was Executive Vice President. Mr. Morin's background also includes more than ten years with Thyssen Bornemisza Inc. as head of corporate development and general manager of several of its subsidiaries. Mr. Morin holds MBAs from INSEAD and Harvard.

    Mr. Wood joined us in August 1999 after two years as CFO at Sutmyn Storage Corp. a Santa Clara, CA data storage company. Mr. Wood had joined Sutmyn following seven years at Memorex Telex, most recently as senior vice president of finance. His prior experience includes serving as a principal in the San Francisco office of Ernst & Young. A 1980 graduate of the University of
San Diego, Mr. Wood is a CPA and also holds a J.D. degree from the University of San Francisco School of Law.

    In April 1999 Mr. DeSantis was promoted to Senior Vice President, Sales and Marketing. Prior to that Mr. DeSantis had served as Vice President International Operations since joining us in July 1997. Mr. DeSantis came to us from Cincinnati Bell where he held positions as Vice President of European Operations and International Sales. Mr. DeSantis holds a degree in Philosophy and Mathematics from Fairfield University, and has completed post graduate work at Stanford University.

    In February 2000, Mr. Fulton was promoted to Chief Technical Officer. Prior to that, he had served as Vice President of Product Management and over the past 10 years has held a number of positions spanning engineering, marketing, and management. Before joining us, Mr. Fulton was one of the original staff at the MIT X Consortium which drove the X Window System to become the industry's first thin client computing standard. Mr. Fulton holds a bachelor's degree in Computer Science and Engineering from MIT.

ITEM 2.  PROPERTIES.

    Our principal administrative, marketing, manufacturing and research and development operations are located in adjacent buildings in Mountain View, California. These facilities consist of approximately 153,000 square feet and are occupied under leases, which expire between June 2000 and February 2003. Approximately 28,000 square feet in these facilities are currently being subleased to a third party. The annual gross rent for these facilities in 1999 was approximately $1,500,000. Our software operations are located in a 44,000 square foot facility in Beaverton, Oregon, under leases expiring in October 2000, with gross rent of approximately $430,000 for 1999. We also lease a 20,000 square foot facility in Novato, California, under a lease expiring in July 2001, a portion of which is currently being subleased to third parties, with annual gross rents of approximately $530,000 in 1999. We believe that our existing facilities are adequate for our present requirements and that suitable additional space will be available as needed. Our field sales and service offices worldwide consist of leased office space totaling approximately 24,000 square feet, with current aggregate gross rents of approximately $690,000 for 1999.

ITEM 3.  LEGAL PROCEEDINGS.

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET PRICE DATA

    Our Common Stock has been traded on the Nasdaq Stock Market under the symbol "NCDI" since our initial public offering in June 1992. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock on such market:

                                                            HIGH         LOW
                                                            ----       --------
1999:
    First Quarter.........................................  $ 8.00      $4.50
    Second Quarter........................................    7.00       4.25
    Third Quarter.........................................    5.4375     4.25
    Fourth Quarter........................................    9.00       3.875

1998:
    First Quarter.........................................  $13.75      $9.00
    Second Quarter........................................   11.50       6.00
    Third Quarter.........................................    8.9375     5.00
    Fourth Quarter........................................    8.50       4.375

    The closing sale price for the Common Stock on February 29, 2000 was $7.875.

    As of February 29, 2000, we had 193 holders of record and approximately 4,500 beneficial holders of our Common Stock and 16,491,011 shares of Common Stock were outstanding.

    The market price of our Common Stock has fluctuated significantly and is subject to significant fluctuations in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Performance and Risk Factors."

DIVIDEND POLICY

    We have never paid cash dividends on our capital stock. We currently expect that we will retain our future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues..............................  $109,030   $105,596   $133,400   $120,608   $139,328
Operating income (loss)...................    (9,707)   (13,446)     1,736    (17,241)    (7,657)
Income (loss) before income taxes.........    (9,143)    (9,761)     3,831     (8,721)    (6,205)
Net income (loss).........................   (16,259)    (9,103)     2,681     (5,232)    (4,029)
Net income (loss) per share--basic........     (1.00)     (0.56)      0.16      (0.32)     (0.25)
Net income (loss) per share--diluted......     (1.00)     (0.56)      0.15      (0.32)     (0.25)

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments.............................  $  8,339   $ 21,359   $ 31,480   $ 35,671   $ 36,150
Working capital...........................    31,052     41,097     53,811     60,981     57,470
Total assets..............................    56,764     75,146     86,514     85,693     97,537
Capital lease obligations, less current
  portion.................................        --         69        160        314        991
Total shareholders' equity................    37,876     52,523     60,519     67,425     68,014

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    THIS DISCUSSION INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING BUT NOT LIMITED TO STATEMENTS WITH RESPECT TO OUR FUTURE FINANCIAL PERFORMANCE, OPERATING RESULTS, PLANS AND OBJECTIVES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED DEPENDING UPON A VARIETY OF FACTORS, INCLUDING THOSE DESCRIBED BELOW UNDER THE SUB-HEADING, "FUTURE PERFORMANCE AND RISK FACTORS."

    Network Computing Devices, Inc. provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. Our product line includes the NCD THINSTAR line of Windows-based terminals, the NCD EXPLORA network terminals and NCD NC 200 and NCD NC400 network computers. On the software side, our products are the NCD THINPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Windows servers. Some of the software products were part of the NCD THINSTAR software family in 1998; they have been re-named and were announced in March 1999 as part of the NCD THINPATH software family. These products are sold through OEMs, system integrators and distributor/VAR channels worldwide.

RECENT DEVELOPMENTS

    On December 31, 1998, we completed the acquisition of Tektronix' Network Displays business unit for $3.0 million in cash and warrants to purchase one million shares of our common stock at $8.00 per share. The acquisition was accounted for as a purchase business combination with a total purchase price of $5.9 million. The purchase price was allocated to $1.7 million of net assets acquired, $1.4 million of in-process research and development and $2.8 million to other intangible assets. In addition to acquiring certain assets, approximately 83 former Tektronix employees joined us, primarily in sales, marketing and engineering roles. In conjunction with this acquisition, we undertook various restructuring activities to eliminate redundancies with the acquired business, including the reduction in personnel of approximately 13 employees. We recorded a charge of approximately $1.0 million related to these restructuring activities. (See Note 5 of the "Notes to Consolidated Financial Statements.")

    During March 1999, we announced the THINPATH family of software which adds a feature-rich set of options to Microsoft Windows NT Server 4.0 Terminal Server and Windows 2000 Terminal Services without adding an additional protocol layer. Various features of THINPATH were introduced throughout 1999.

    During 2000 we expect to see continued declines in the revenue generated under the IBM Agreement as that relationship winds down.

    In January 2000, we acquired the assets of Multiplicity LLC, a privately held developer of advanced server management software for Microsoft's Windows NT and Windows 2000 operating systems. The acquisition will be accounted for using the purchase method. The purchase price was approximately $2.2 million plus a stream of future payments based on revenue for the four year period following the acquisition. We expect to record a charge for purchased in-process research and development in the first quarter of 2000. Multiplicity LLC provides strategic performance analysis and capacity planning solutions for networked Windows NT and Windows 2000 servers. These solutions give customers sophisticated system measurement and management that enable troubleshooting, analysis, administration and planning to help IT organizations improve end-user service levels.

    In February 2000, we entered into an OEM agreement with Hitachi Ltd. of Japan to develop and manufacture customized NCD thin client terminals under the Hitachi name. Hitachi's OEM thin client brand will be called FLORANET 130 and is based on our THINSTAR 400 Windows-based terminal (WBT).

    In March 2000 we announced that revenues to date for the quarter ending March 31, 2000 had been lower than we expected and that operating expenses had increased due to the acquisition of Multiplicity and substantial marketing expenses in connection with the launch of Microsoft's Windows 2000. As a result, we expect revenues for the quarter ending March 31, 2000 will be lower than revenues for the final quarter of last year, and we expect to record a net loss in excess of the loss for the prior quarter.

    In the same announcement, we disclosed that we had become more actively engaged in exploring strategic alternatives intended to enhance shareholder value, but said we had not entered into any agreement or commitment with respect to any such strategic transaction, and no assurance can be given that any transaction will result from these activities.

    On March 30, 2000, we finalized a working capital line of credit with a major financial institution, which provides us with up to $15.0 million of available credit. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75%. The amount that can be borrowed at any given time is determined by the balance of our accounts receivable.

RESULTS OF OPERATIONS

    The following table sets forth certain items in our consolidated statements of operations as a percentage of net revenues for the periods indicated. Figures are rounded to the nearest whole percentage, and line items presenting subtotal and total percentages may therefore differ, due to rounding, from the sum of the percentages for each line item.

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net revenues:
  Hardware products and services............................      90%        77%        75%
  Software licenses and services............................      10%        23%        25%
                                                                ----       ----       ----
    Total net revenues......................................     100%       100%       100%

Cost of revenues:
  Hardware products and services............................      58%        56%        53%
  Software licenses and services............................       3%         7%         7%
                                                                ----       ----       ----
    Total cost of revenues..................................      61%        63%        61%
                                                                ----       ----       ----
Gross profit................................................      39%        37%        39%

Operating expenses:
  Research and development..................................      12%        13%        11%
  Marketing and selling.....................................      30%        29%        23%
  General and administrative................................       6%         5%         5%
  Business restructuring....................................      --          1%        --
  Acquired in-process research and development..............      --          1%        --
  Litigation settlement.....................................      --         --        (0)%
                                                                ----       ----       ----
    Total operating expenses................................      48%        49%        38%
                                                                ----       ----       ----
Operating income (loss).....................................     (9)%      (13)%         1%

Non-operating income and gains, net.........................       1%         3%         2%
                                                                ----       ----       ----
Income (loss) before income taxes...........................     (8)%       (9)%         3%

Provision for income taxes (income tax benefit).............       7%       (1)%         1%
                                                                ----       ----       ----
Net income (loss)...........................................    (15)%       (9)%         2%
                                                                ====       ====       ====

TOTAL NET REVENUES

    Total net revenues for 1999 were $109.0 million, an increase of 3% from 1998 net revenues of $105.6 million. Net revenues for 1998 decreased by 21% compared to 1997 net revenues of $133.4 million. International revenues were 40% of total net revenues for 1999, representing an increase from 35% and 34% in 1998 and 1997, respectively. Sales to Adtcom and Tech Data accounted for 18% and 15%, respectively of 1999 revenue. Sales to IBM accounted for 29% and 26% of revenues in 1998 and 1997, respectively.

HARDWARE REVENUES

    Hardware revenues consist primarily of revenues from the sale of thin client products, related hardware, and to a lesser extent, fees for related service activities. Hardware revenues were $98.5 million for 1999, an increase of 21% compared to revenues of $81.2 million in 1998. Hardware revenues for 1998 decreased 19% compared to revenues of $100.6 million in 1997. The increase in revenues in 1999 reflects increased shipments of Windows-based terminals and NC's partially offset by a decrease in shipments under the IBM Agreement. The increase in shipments of NC's is a result of the acquisition of product lines acquired from Tektronix. The decrease in revenues in 1998 reflects decreased shipments of UNIX-based products as we began to transition to the sale of lower priced Windows-based terminals and decreased shipments under the IBM Agreement. We expect shipments under the IBM Agreement to continue to decline in 2000.

SOFTWARE REVENUES

    Software revenues consist primarily of revenues from the licensing of software products and related support services. Software products that are included in revenue for the periods presented are (i) NCD THINPATH, (ii) NCD WINCENTER, our multi-user WINDOWS NT application server software, (iii) NCD PC-XWARE, our thin client software for PCs, and (iv) NCDWARE, our proprietary thin client software. Revenues from software and related services were $10.5 million for 1999, a decrease of 57% compared to revenues of $24.4 million in 1998. Revenues in 1998 decreased by 26% compared to revenues of $32.8 million in 1997. The most significant decrease in 1999 was in the NCD WINCENTER product line. In addition to the decreased product sales, revenues for 1997 included revenues from AT&T of $1.2 million related to an agreement with AT&T that terminated in September 1997. Our OEM relationship with Citrix ended on September 30, 1998. This has and will continue to result in significantly reduced sales of WINCENTER products, and, potentially, a decrease in total software revenues in future periods if our newly announced software products do not achieve sufficient marketplace acceptance.

GROSS MARGIN ON HARDWARE REVENUES

    Our gross margin percentages on hardware revenues were 36%, 27% and 29% for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in margin in 1999 primarily reflects the decrease in sales of products to IBM on an OEM basis, and an increase in sales of higher margin NCD branded products. The decrease in margin for 1998 relates to a higher mix of lower margin product sold to IBM.

    We continue to increase the mix of revenues generated through indirect channels. This should continue to put downward pressure on gross margin percentages on hardware revenues in future periods. The transition from network computers to windows based terminals will also cause margins to decline, though the expected decrease in shipments under the IBM Agreement could partially offset these expected declines.

GROSS MARGIN ON SOFTWARE REVENUES

    Our gross margin percentages on software revenues were 75%, 68% and 70% for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 when compared to 1998 is the result of a move to our branded products that do not rely on licensed technology and therefore have lower costs. The decline in 1998 when compared to 1997 was due primarily to a higher mix of WINCENTER revenues in 1998, which carry a lower margin because of higher third-party royalty costs, and reduced revenues of other software products, including revenues associated with the AT&T agreement and PC-XWARE. Certain technology used in our products is licensed from third parties on a royalty-bearing basis. Accordingly, royalties are a significant component of total software cost of sales through 1999.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development ("R&D") expenses were $12.9 million, $13.2 million and $14.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. R&D expenses as a percentage of revenues were 12%, 13% and 11% for 1999, 1998 and 1997, respectively. We plan to maintain our investment in research and development in the area of thin client computing products through 2000.

MARKETING AND SELLING EXPENSES

    Marketing and selling expenses were $33.0 million, $31.1 million and $30.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase of $1.9 million in 1999 compared to 1998 was the result of increased employee based expenses that resulted from the Tektronix acquisition. The slight increase in 1998 compared to 1997 related to our continued investment in the marketing and selling of our products during a transition year of lower revenues. As a percentage of net revenues, marketing and selling expenses were 30%, 29% and 23% for 1999, 1998 and 1997, respectively. The higher percentage in 1998 is the result of slightly increased spending and lower net revenues in 1998 and lower spending in 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative ("G&A") expenses were $6.9 million, $5.2 million and $6.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. As a percentage of net revenues, G&A expenses were 6% for 1999 and 5% for both 1998 and 1997. Amortization of goodwill related to the acquisition of the Network Displays division of Tektronix, Inc. was $0.4 million in 1999.

BUSINESS RESTRUCTURING

    On December 31, 1998, we acquired the Network Displays business unit of Tektronix Inc ("NWD"). As a result of the acquisition, we reduced its workforce and discontinued certain activities that were overlapping with the acquired business. Accordingly, during the fourth quarter of 1998, we recorded a charge of $1.0 million for costs of employee severance benefits and to discontinue overlapping activities. See Note 5 of the "Notes to Consolidated Financial Statements" contained herein.

CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    In connection with our acquisition of NWD on December 31, 1998, approximately $1.4 million of the total purchase consideration was allocated to the value of in-process research and development. The amounts allocated were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no alternative uses exist. Research and development costs to bring the products to technological feasibility are not expected to have a material impact on our future operating results.

    The in-process research and development projects acquired in the acquisition of NWD consisted of development of a Windows-based terminal and related software, browser terminal software and token ring support for the NC line of network computers. Further development on the Windows-based terminal was discontinued during 1999 since the project overlapped with existing products. There was no significant impact on operating results as a result of this action. The Windows-based terminal software was integrated into our existing line of THINPATH software and is currently being shipped. A new version of browser terminal software was released and is being shipped as part of the NCBRIDGE software product family. Token ring support was added to our NC line of network computers and began shipping in 1999.

INTEREST INCOME, NET

    Interest income, net of interest expense, was $0.6 million, $1.6 million and $1.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The continuing decrease in interest income relates primarily to decreased average balances in interest-earning accounts.

OTHER INCOME, NET

    Other income includes non-operating income, net of non-operating expense. Other income for 1998 reflects the sale of our interest in Precept
Software, Inc. after Precept was acquired by Cisco Systems in March 1998, resulting in a net gain of approximately $2.1 million. Other income in 1997 reflects the receipt of insurance proceeds for certain legal expenses incurred in association with the securities litigation costs.

INCOME TAXES AND INCOME TAX BENEFIT

    We recognized an income tax provision of $7.1 million and $1.2 million in 1999 and 1997, respectively, compared to an income tax benefit of $0.7 million in 1998. During 1999, we increased the valuation allowance to provide a full reserve against all of our gross deferred tax assets because operating losses created uncertainty about our ability to generate sufficient taxable income to utilize our deferred tax assets. This charge, which was recorded in the third quarter, and foreign income taxes comprise the 1999 tax provision. See Note 7 of the "Notes to Consolidated Financial Statements."

FINANCIAL CONDITION

    Total assets of $56.8 million at December 31, 1999 decreased $18.3 million from $75.1 million at December 31, 1998. The change in total assets reflects decreases in cash and equivalents, short-term investments, property and equipment, and deferred income taxes of $5.3 million, $7.8 million, $0.2 million and $6.6 million, respectively, partially offset by increases in accounts receivable, inventory and prepaid assets of $0.4 million, $0.7 million and $1.3 million respectively. Total liabilities as of December 31, 1999 decreased by $3.7 million to $18.9 million from $22.6 million at December 31, 1998.

CAPITAL REQUIREMENTS

    Capital spending requirements for 2000 are estimated at approximately $2.6 million, and at December 31, 1999, we had commitments for capital expenditures of approximately $30,000.

LIQUIDITY

    As of December 31, 1999, we had combined cash and equivalents and short-term investments totaling $8.3 million, with no significant debt. Cash used in operations was $10.9 million and $5.8 million in 1999 and 1998, respectively compared to cash provided by operations of $6.4 million in 1997. Cash used in operations in 1999 primarily reflects our net loss of $16.3 million and decreases in accrued expenses and deferred revenue of $2.1 million and $1.8 million, respectively, partially offset by deferred income taxes of $6.6 million and depreciation and amortization of $3.6 million. Cash used in operations in 1998 primarily reflects our net loss of $9.1 million and decreases in accrued expenses and deferred revenues of $3.2 million and $2.2 million, respectively, partially offset by decreases in inventories and accounts receivable of $5.8 million and $3.6 million, respectively. Cash provided by operations in 1997 primarily reflects our net income of $2.7 million, depreciation and amortization of $3.3 million and increases in accounts payable of $6.8 million, partially offset by increases in inventories and accounts receivable of $5.6 million and $3.6 million, respectively. Cash flows provided by investing activities in 1999 of $4.1 million came from the sales of short-term investments offset by purchases of property and equipment. Cash flows used in investing activities in 1998 of $3.6 million primarily reflects the cash portion of the acquisition of NWD of $3.0 million. Cash flows provided by investing activities in 1997 of $1.3 million came from the sales of short-term investments and decreases in other assets offset by purchases of property and equipment. Cash flows provided by financing activities of $1.5 million in 1999 are provided mainly from the proceeds from the issuance of common stock. Cash flows used in financing activities in 1998 reflects repurchases of $10.7 million of our common stock, partially offset by Intel's investment in our common stock. Cash flows used in financing activities in 1997 reflect repurchases of $12.2 million of our common stock.

    On March 30, 2000, we finalized a working capital line of credit with a major financial institution, which provides us with up to $15.0 million of available credit. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75%. The amount that can be borrowed at any given time is determined by the balance of our accounts receivable. The agreement also contains certain covenants, including the maintenance of minimum defined levels of tangible net worth.

    Our capital requirements will depend on many factors, including but not limited to the market acceptance of our product, the response of our competitors to our product and our ability to continue to grow software revenue. In addition to the financing we received approval for in March 2000, we may be required to seek additional financing before we achieve positive cash flow or in order to comply with covenants under the line of credit. In that event, no assurance can be given that additional financing will be available, or that if available, it will be available on terms acceptable to us, or our shareholders. If adequate funds are not available to satisfy our short-term or long-term capital requirements we may be required to limit our operations significantly.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," established accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. We will adopt the standard no later than the first quarter of fiscal year 2001 and are in the process of determining the impact that adoption will have on our consolidated financial statements.

FUTURE PERFORMANCE AND RISK FACTORS

    OUR FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

EVOLVING THIN CLIENT COMPUTING MARKET

    We derive a majority of our revenues from the sale of thin client network computing products and related software. Until several years ago, our thin client product offerings primarily focused on the UNIX marketplace using our X protocol. Our introduction of WINCENTER multi-user Windows NT application server software and new, lower-priced thin client network computing devices allowed us to offer thin client network computing systems that provide users with access to Windows applications. Our expansion of our thin client computing model into the Windows-based environment was limited because of our inability to offer an endorsed Microsoft solution within the Windows market prior to the introduction of the Windows-based terminal in June 1998 and intense competition from alternative desktop systems, particularly personal computers, whose selling prices are at historic lows for relatively high performance configurations. Our future success will depend substantially upon increased acceptance of the thin client computing model and the successful marketing of our new thin client computing hardware and software products. There can be no assurance that our new thin client computing products will compete successfully with alternative desktop solutions or that the thin client computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for our thin client computing products would have a material, adverse effect on our business, operating results and financial condition.

RELIANCE ON OEM RELATIONSHIPS

    We have committed significant resources, including research and development, manufacturing and sales and marketing resources, to the execution of our OEM Agreements. The production cycle of related product requires us to rely on OEM customers to provide accurate product requirement forecasts, which are subject to change by OEM customers which have changed their forecasts from time to time in the past. Should we commence production of related product based on provided forecasts that are subsequently reduced, we bear the risk of increased levels of unsold inventories. Should the expected business volumes associated with these OEM agreements not occur, or occur in volumes below management's expectations, there would be a material, adverse effect on our operating results.

COMPETITION

    The market for thin client products and similar products that facilitate access to data over networks are characterized by rapidly changing technology and evolving industry standards. We experience significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the thin client computing market has intensified over the past several quarters, resulting in price reductions and reduced profit margins. We expect this intense competition and pricing pressure to continue, and there can be no assurance that we will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. There is the possibility that competition in the future could come from companies not currently in the market or with greater resources than ours which would adversely affect our operating results.

    Our software products also face substantial competition from software vendors that offer similar products. We are trying to penetrate a software market currently dominated by Microsoft, Citrix and others. There is no assurance that we will be able to succeed. Failure to gain market share could have an adverse effect on our operating results.

FLUCTUATIONS IN OPERATING RESULTS

    Our operating results have varied significantly, particularly on a quarterly basis, as a result of a number of factors, including general economic conditions affecting industry demand for computer products, the timing and market acceptance of new product introductions by us and our competitors, the timing of significant orders from and shipments to large customers, periodic changes in product pricing and discounting due to competitive factors, and the availability and pricing of key components, such as DRAMs, video monitors, integrated circuits and electronic sub-assemblies, some of which require substantial order lead times. Our operating results may fluctuate in the future as a result of these and other factors, including our success in developing and introducing new products, our product and customer mix, licensing costs, the level of competition which we experience and our ability to develop and maintain strategic business alliances.

    We operate with a relatively small backlog. Revenues and operating results therefore generally depend on the volume and timing of orders received, which are difficult to forecast and which may occur disproportionately during any given quarter or year. Our expense levels are based in part on our forecast of future revenues. If revenues are below expectations, our operating results may be adversely affected. We have experienced a disproportionate amount of shipments occurring in the last month of our fiscal quarters. This trend increases the risk of material quarter-to-quarter fluctuations in our revenues and operating results.

    Failure to penetrate software markets currently dominated by others could lead to lower than expected margins and result in an adverse effect on our operating results.

NEW PRODUCT DEVELOPMENT AND TIMELY INTRODUCTION OF NEW AND ENHANCED PRODUCTS

    The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our future results will depend to a considerable extent on our ability to continuously develop, introduce and deliver in quantity new hardware and software products that offer our customers enhanced performance at competitive prices. The development and introduction of new products is a complex and uncertain process requiring substantial financial resources and high levels of innovation, accurate anticipation of technological and market trends and the successful and timely completion of product development. Once a hardware product is developed, we must rapidly bring it into volume production, a process that requires accurate forecasting of customer requirements in order to achieve acceptable manufacturing costs. The introduction of new or enhanced products also requires us to manage the transition from older, displaced products in order to minimize disruption to customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. As we are continuously engaged in this product development and transition process, our operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis. The inability to finance important research and development projects, delays in the introduction of new and enhanced products, the failure of such products to gain market acceptance, or problems associated with new product transitions could adversely affect our operating results.

RELIANCE ON INDEPENDENT DISTRIBUTORS AND RESELLERS

    We rely increasingly on independent distributors and resellers for the distribution of our products. In early 1996, we experienced significant returns of our software products from our distributors. Although controls have since been improved, there can be no assurance that we will not experience some level of returns in the future. In addition, there can be no assurance that our distributors and resellers will continue their current relationships with us or that they will not give higher priority to the sale of other products, which could include products of our competitors. A reduction in sales effort or discontinuance of sales of our products by our distributors and resellers could lead to reduced sales and could adversely affect our operating results. In addition, there can be no assurance as to the continued viability or the financial stability of our distributors and resellers, our ability to retain our existing distributors and resellers or our ability to add distributors and resellers in the future.

RELIANCE ON INDEPENDENT CONTRACTORS

    We rely on independent contractors for virtually all of the manufacture of our thin client computing products. Our reliance on these independent contractors limits our control over delivery schedules, quality assurance and product costs. In addition, a number of our independent suppliers are located abroad. Our reliance on these foreign suppliers subjects us to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. We currently obtain all of our thin client computing products from a single supplier located in Thailand. Any significant interruption in the supply of products from this contractor would have a material, adverse effect on our business and operating results. Disruptions in the provision of components by our other suppliers, or other events that would require us to seek alternate sources of supply, could also lead to supply constraints or delays in delivery of our products and adversely affect our operating results. The operations of certain of our foreign suppliers were briefly disrupted during 1992 due to political instability in Thailand.

    A number of components and parts used in our products, including certain semiconductor components, also are currently available from single or limited sources of supply. We have no long-term purchase agreements or other guaranteed supply arrangements with suppliers of these single or limited source components. We have generally been able to obtain adequate supplies of parts and components in a timely manner from existing sources under purchase orders and endeavor to maintain inventory levels adequate to guard against interruptions in supplies. However, our inability to obtain sufficient supplies of these parts and components from existing suppliers or to develop alternate supply sources would adversely affect our operating results.

INTERNATIONAL SALES

    A majority of our international sales are denominated in Euros. These sales are subject to exchange rate fluctuations which could affect our operating results negatively or positively, depending on the value of the U.S. dollar against the Euro. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations and managing accounts receivable. In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent as the laws of the United

States. There can be no assurance that these factors will not have an adverse effect on our future international sales and, consequently, on our operating results.

DEPENDENCE ON KEY PERSONNEL

    Our success depends to a significant degree upon the continuing contributions of our senior management and other key employees. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, integrating and retaining such personnel. Failure to attract and retain key personnel could have a material, adverse effect on our business, operating results or financial condition.

VOLATILITY OF STOCK PRICE

    The market price of our common stock has fluctuated significantly over the past several years and is subject to material fluctuations in the future in response to announcements concerning us or our competitors or customers, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, general conditions in the computer industry, developments in the financial markets and other factors. In particular, shortfalls in our quarterly operating results from historical levels or from levels forecast by securities analysts could have an adverse effect on the trading price of the common stock. We may not be able to quantify such a quarterly shortfall until the end of the quarter, which could result in an immediate and adverse effect on the common stock price. In addition, the stock market has, from time to time, experienced extreme price and volume fluctuations that have particularly affected the market prices for technology companies and which have been unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the future market price of our common stock.

LIQUIDITY

    On March 30, 2000, we finalized a working capital line of credit with a major financial institution, which provides us with up to $15.0 million of available credit. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75%. The amount that can be borrowed at any given time is determined by the balance of our accounts receivable. The agreement also contains certain covenants, including the maintenance of minimum defined levels of tangible net worth. In addition to the financing we received in March 2000, we may be required to seek additional financing before we can achieve positive cash flow or in order to comply with covenants under the line of credit. In that event, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to us, or our shareholders. If adequate funds are not available to satisfy our short-term or long-term capital requirements, we may be required to limit our operations significantly.

ITEM 7A. MARKET RISK SENSITIVE INSTRUMENTS

    Our market risk sensitive instruments as of December 31, 1999 are primarily exposed to interest rate risks. Because of the short-term maturities of these instruments, a 100 basis point change in related interest rates would not have a material effect on their fair value.

    Effective January 2000 a majority of our international sales will be denominated in Euros. These sales are subject to exchange rate fluctuations which could affect our operating results negatively or positively, depending on the value of the U.S. dollar against the Euro.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     25
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     26
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................     27
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............     28
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................     29
Notes to Consolidated Financial Statements..................     30
Supplementary Data: Quarterly Financial Data (Unaudited)....     41

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Network Computing Devices, Inc.

    We have audited the accompanying consolidated balance sheets of Network Computing Devices, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Computing Devices, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          KPMG LLP

Mountain View, California
February 10, except as to Note 11,
which is as of March 30, 2000

                        NETWORK COMPUTING DEVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS:
  Current assets:
    Cash and cash equivalents...............................  $ 4,781    $10,045
    Short-term investments..................................    3,558     11,314
    Accounts receivable, net of allowances of $5,301 and
      $3,550 as of December 31, 1999 and 1998,
      respectively..........................................   21,987     21,590
    Inventories.............................................   15,082     14,362
    Deferred income taxes...................................       --      3,126
    Prepaid assets..........................................    4,532      3,214
                                                              -------    -------
  Total current assets......................................   49,940     63,651
  Property and equipment, net...............................    3,651      3,850
  Deferred income taxes.....................................       --      3,496
  Other assets..............................................    3,173      4,149
                                                              -------    -------
Total assets................................................  $56,764    $75,146
                                                              =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current liabilities:
    Accounts payable........................................  $10,419    $10,438
    Accrued expenses........................................    4,739      5,647
    Deferred revenue........................................    3,384      6,105
    Income taxes payable....................................      277        274
    Current portion of capital lease obligations............       69         90
                                                              -------    -------
  Total current liabilities.................................   18,888     22,554
  Long-term portion of capital lease obligations............                  69
  Commitments
  Shareholders' equity:
    Undesignated preferred stock: 3,000,000 shares
      authorized; no shares issued and outstanding..........       --         --
    Common stock, $0.001 par value: 30,000,000 shares
      authorized; 16,432,921 and 16,049,130 shares issued
      and outstanding as of December 31, 1999 and 1998,
      respectively..........................................       16         16
    Capital in excess of par value..........................   61,333     59,721
    Accumulated deficit.....................................  (23,473)    (7,214)
                                                              -------    -------
  Total shareholders' equity................................   37,876     52,523
                                                              -------    -------
Total liabilities and shareholders' equity..................  $56,764    $75,146
                                                              =======    =======

                            See accompanying notes.

                        NETWORK COMPUTING DEVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net revenues:
  Hardware products and services............................  $ 98,500   $ 81,194   $100,555
  Software licenses and services............................    10,530     24,402     32,845
                                                              --------   --------   --------
Total net revenues..........................................   109,030    105,596    133,400
Cost of revenues:
  Hardware products and services............................    63,402     59,337     71,118
  Software licenses and services............................     2,626      7,693      9,957
                                                              --------   --------   --------
Total cost of revenues......................................    66,028     67,030     81,075
                                                              --------   --------   --------
Gross profit................................................    43,002     38,566     52,325
Operating expenses:
  Research and development..................................    12,935     13,213     14,179
  Marketing and selling.....................................    33,027     31,124     30,455
  General and administrative................................     6,885      5,231      6,102
  Business restructuring....................................      (138)       996         --
  Acquired in-process research and development..............        --      1,448         --
  Litigation settlement (credit)............................        --         --       (147)
                                                              --------   --------   --------
Total operating expenses....................................    52,709     52,012     50,589
                                                              --------   --------   --------
Operating income (loss).....................................    (9,707)   (13,446)     1,736
Interest income.............................................       564      1,609      1,946
Interest expense............................................        --        (14)       (51)
Other income, net...........................................        --      2,090        200
                                                              --------   --------   --------
Income (loss) before income taxes...........................    (9,143)    (9,761)     3,831
Provision for income taxes (income tax benefit).............     7,116       (658)     1,150
                                                              --------   --------   --------
Net income (loss)...........................................  $(16,259)  $ (9,103)  $  2,681
                                                              ========   ========   ========
Basic earnings per share:
  Net income (loss) per share...............................  $  (1.00)  $  (0.56)  $   0.16
                                                              ========   ========   ========
  Shares used in per share computations.....................    16,192     16,393     16,725
                                                              ========   ========   ========
Diluted earnings per share:
  Net income (loss) per share...............................  $  (1.00)  $  (0.56)  $   0.15
                                                              ========   ========   ========
  Shares used in per share computations.....................    16,192     16,393     18,313
                                                              ========   ========   ========

                            See accompanying notes.

                        NETWORK COMPUTING DEVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                      RETAINED
                                                     COMMON STOCK        CAPITAL      EARNINGS         TOTAL
                                                  -------------------   IN EXCESS   (ACCUMULATED   SHAREHOLDERS'
                                                   SHARES     AMOUNT     OF PAR       DEFICIT)        EQUITY
                                                  --------   --------   ---------   ------------   -------------
Balances as of December 31, 1996................   17,037      $17      $ 68,200      $   (792)      $ 67,425
Issuance of common stock under Stock Option Plan
  and Employee Stock Purchase Plan, including
  related tax benefit...........................      438       --         2,634            --          2,634
Repurchase and retirement of common stock.......   (1,191)      (1)      (12,220)           --        (12,221)
Net loss........................................       --       --                       2,681          2,681
                                                   ------      ---      --------      --------       --------
Balances as of December 31, 1997................   16,284       16        58,614         1,889         60,519
Issuance of common stock under Stock Option Plan
  and Employee Stock Purchase Plan, including
  related tax benefit...........................      384                  2,150            --          2,150
Sale of common stock............................      750        1         6,937            --          6,938
Fair value of warrants issued for business
  acquisition...................................       --                  2,690            --          2,690
Repurchase and retirement of common stock.......   (1,369)      (1)      (10,670)           --        (10,671)
Net loss........................................       --       --                      (9,103)        (9,103)
                                                   ------      ---      --------      --------       --------
Balances as of December 31, 1998................   16,049       16        59,721        (7,214)        52,523
Issuance of common stock under Stock Option Plan
  and Employee Stock Purchase Plan..............      519       --         2,316            --          2,316
Repurchase and retirement of common stock.......     (135)      --          (704)           --           (704)
Net loss........................................       --       --                     (16,259)       (16,259)
                                                   ------      ---      --------      --------       --------
Balances as of December 31, 1999................   16,433      $16      $ 61,333      $(23,473)      $ 37,876
                                                   ======      ===      ========      ========       ========

                            See accompanying notes.

                        NETWORK COMPUTING DEVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating actitivites:
  Net income (loss).........................................  $(16,259)  $ (9,103)  $  2,681
  Reconciliation of net income (loss) to net cash provided
    by (used in) operating activities:
    Non-cash restructuring charges (credit).................      (138)        96         --
    Depreciation and amortization...........................     3,618      3,022      3,287
    Deferred income taxes...................................     6,622       (820)       404
    Gain on sale of investment..............................        --     (2,090)        --
    Acquired in-process research and development............        --      1,448         --
    Changes in:
      Accounts receivable, net..............................      (397)     3,558     (3,599)
      Inventories...........................................      (720)     5,782     (5,636)
      Prepaid expenses......................................       229       (278)       809
      Accounts payable......................................       (19)    (1,729)     6,828
      Income taxes payable..................................         3       (323)       237
      Accrued expenses......................................    (2,081)    (3,195)       (22)
      Deferred revenue......................................    (1,765)    (2,182)     1,432
                                                              --------   --------   --------
    Net cash provided by (used in) operating activites......   (10,907)    (5,814)     6,421
                                                              --------   --------   --------
Cash flows from investing activities:
      Purchases of short-term investments...................   (26,010)   (16,229)   (12,649)
      Sales and maturities of short-term investments........    33,766     15,155     14,248
      Changes in other assets...............................      (974)      (230)     2,539
      Net proceeds from sale of investment..................        --      2,402         --
      Acquisition of business...............................        --     (3,037)        --
      Property and equipment purchases......................    (2,661)    (1,704)    (2,816)
                                                              --------   --------   --------
    Net cash provided by (used in) investing activities.....     4,121     (3,643)     1,322
                                                              --------   --------   --------
Cash flows from financing activities:
      Principal payments on capital lease obligations.......       (90)      (155)      (748)
      Repurchases of common stock...........................      (704)   (10,671)   (12,221)
      Proceeds from issuance of stock, net..................     2,316      9,088      2,634
                                                              --------   --------   --------
    Net cash provided by (used in) financing activities.....     1,522     (1,738)   (10,335)
                                                              --------   --------   --------
    Change in cash and cash equivalents.....................    (5,264)   (11,195)    (2,592)
    Cash and cash equivalents:
      Beginning of year.....................................    10,045     21,240     23,832
                                                              --------   --------   --------
      End of year...........................................  $  4,781   $ 10,045   $ 21,240
                                                              ========   ========   ========
    Noncash investing and financing activities:
      Fair value of warrants issued for acquisition of
        business............................................  $     --   $  2,690   $     --
                                                              ========   ========   ========
      Income tax benefit from employee stock transactions...  $     --   $    263   $    660
                                                              ========   ========   ========

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS Network Computing Devices, Inc. was incorporated on February 17, 1988. We provide thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage and cost effective access to any application from thin client, UNIX and PC desktops. Our product lines include the NCD THINSTAR Windows-based terminals and NCD EXPLORA network terminals, and NC200 AND NC400 network computers, NCD THINPATH software to extend the functionality reach of NCD THINSTAR Windows-based terminals, NCD THINPATH software for implementing thin client computing to a variety of enterprise desktops, NCD WINCENTER multi-user Windows NT server software, and NCD PC-XWARE software that delivers PC access to UNIX and multi-user Windows NT PCs.

    LIQUIDITY The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 1999 and 1998, we incurred losses of $16,259,000 and $9,103,000, respectively and we have an accumulated deficit of $23,473,000 at December 31, 1999. These factors, among others, may indicate that we will be unable to continue as a going concern for a reasonable period of time.

    The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.

    Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain continued financing and ultimately to achieve profitability and positive cash flow.

    As previously disclosed, we are actively engaged in exploring several strategic alternatives to enhance shareholder value. We are also in discussions with third parties concerning additional investment in the Company. No assurances can be given that we will be successful in these initiatives or that we will achieve profitability or positive cash flow. If we are unable to conclude any of these initiatives and bring the Company to profitability or positive cash flow, there can be no assurances we can continue as a going concern.

    CONSOLIDATION The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The functional currency for the Company and its subsidiaries is the U.S. dollar. All significant intercompany balances and transactions have been eliminated in consolidation.

    CASH EQUIVALENTS We consider all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. Cash equivalents at December 31, 1999 and 1998 consist of bank deposits, commercial paper and corporate debt securities.

    SHORT-TERM INVESTMENTS We have classified all of our short-term investments as "available-for-sale" securities. The carrying value of such securities is adjusted to fair market value, with unrealized gains and losses, net of deferred taxes, being excluded from earnings and reported as a component of other comprehensive income. Cost is determined by specific identification for purposes of computing realized gains or losses.

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

    RESEARCH AND DEVELOPMENT COSTS Research and development costs are charged to expense when incurred. Costs incurred in the development of new software products and enhancements to existing software products are also expensed as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and included in other assets. Capitalized software is amortized to operations over eighteen months to three years, based on the expected life of the product. Capitalization ceases when the product is available for release to customers. We had unamortized software licenses of $126,000, $78,000, and $293,000 at December 31, 1999, 1998
and 1997, respectively. Amortization expense of capitalized software licenses was $150,000, $215,000, and $603,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

    USE OF ESTIMATES Our management has made a number of estimates and assumptions relating to the valuation and reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    FAIR VALUE OF FINANCIAL INSTRUMENTS The carrying amounts of our cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their respective fair values.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF We evaluate our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Recoverability of intangible assets is measured by a comparison of the carrying amount to the assets' fair value calculated using discounted future cash flows with a discount rate commensurate with the risks involved with the cash flow stream.

    NET INCOME (LOSS) PER SHARE Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding (1,588,000 shares in 1997), when dilutive, using the treasury stock method. At December 31, 1999 and 1998 there were 4,676,490 and 4,757,098 options and warrants outstanding, respectively, that could potentially dilute earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those years.

    STOCK-BASED COMPENSATION We account for our stock-based compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.

    RECENT ACCOUNTING PRONOUNCEMENTS  In June 1998, the FASB issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. We will adopt the standard no later than the first quarter of fiscal year 2001 and we are in the process of determining the impact that adoption will have on our consolidated financial statements.

    RECLASSIFICATIONS Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2. ACQUISITION

    On December 31, 1998, we acquired Tektronix' Network Displays Business unit ("NWD") for $3.0 million in cash and warrants to purchase one million shares of our common stock over a term of five years at an exercise price of $8.00 per share. The fair value of the warrants issued in the acquisition was calculated using the Black-Scholes pricing model with the following assumptions: contractual life of 5 years, dividend yield of 0%, risk free interest rate of 4.85% and expected volatility of 61.5%. Direct costs of the acquisition totaled approximately $200,000. The acquisition was accounted for as a purchase business combination with a total purchase price of $5.9 million. The purchase price was allocated to $1.7 million of net assets acquired (primarily inventory), $1.4 million to in-process research and development and $2.8 million to other intangible assets which are being amortized over a 7 year useful life using the straight-line method. In addition to acquiring certain assets of NWD, approximately 83 former NWD employees, primarily in sales, marketing and engineering roles, joined NCD. In conjunction with this acquisition, we undertook various restructuring activities to eliminate redundancies with the acquired business. We recorded a charge of approximately $1.0 million related to these restructuring activities. NWD's results of operations have been included in the accompanying financial statements from December 31, 1998. See Note 5 contained herein.

NOTE 3. SHORT-TERM INVESTMENTS

    The fair value of short-term investments consisted of the following as of December 31 (in thousands):

                                                               1999       1998
                                                             --------   --------
Corporate debt securities..................................   $3,558    $ 9,799
Commercial paper...........................................       --      1,515
                                                              ------    -------
                                                              $3,558    $11,314
                                                              ======    =======

    There were no material unrealized gains or losses at December 31, 1999 and 1998.

    The maturities of available-for-sale securities as of December 31, 1999 were as follows (in thousands):

                                                               WITHIN
                                                              ONE YEAR
                                                              --------
Corporate debt securities...................................   $3,558
                                                               ======

NOTE 4. CONSOLIDATED BALANCE SHEET AND STATEMENT OF CASH FLOWS COMPONENTS

                                                                1999       1998
                                                              --------   --------
Inventories as of December 31 consisted of (in thousands):
  Purchased components and sub-assemblies...................  $ 9,825    $10,733
  Work in process...........................................      826      1,285
  Finished goods............................................    4,431      2,344
                                                              -------    -------
                                                              $15,082    $14,362
                                                              =======    =======

                                                                1999       1998
                                                              --------   --------
Property and equipment as of December 31 consisted of (in
  thousands):
  Office equipment..........................................  $10,039    $14,369
  Machinery and equipment...................................    5,718      6,599
  Demonstration equipment...................................    3,008      3,847
  Furniture and fixtures....................................    1,757      2,117
  Leasehold improvements....................................    1,552      2,143
                                                              -------    -------
                                                               22,074     29,075
Less accumulated depreciation and amortization..............   18,423     25,225
                                                              -------    -------
                                                              $ 3,651    $ 3,850
                                                              =======    =======

NOTE 4. CONSOLIDATED BALANCE SHEET AND STATEMENT OF CASH FLOWS COMPONENTS (CONTINUED)
    Included in property and equipment is approximately $447,000 of equipment under capital leases as of December 31, 1999 and 1998. Accumulated amortization related to this equipment is approximately $447,000 and $363,000 as of December 31, 1999 and 1998, respectively.

                                                                1999       1998
                                                              --------   --------
Accrued expenses as of December 31 consisted of (in
  thousands):
  Payroll-related costs.....................................  $ 2,465    $ 2,904
  Royalties.................................................      215        285
  Warranty..................................................      760        906
  Other accrued expenses....................................    1,299      1,552
                                                              -------    -------
                                                              $ 4,739    $ 5,647
                                                              =======    =======

    Income taxes paid were $496,000, $283,000 and $262,000 for 1999, 1998 and
1997, respectively. Interest paid was $13,000, $14,400 and $51,000 for 1999, 1998 and 1997, respectively.

NOTE 5. BUSINESS RESTRUCTURING

    On December 31, 1998, we acquired certain assets of Tektronix, Inc.'s NWD division. As a result of this acquisition, we reduced our workforce and discontinued certain activities that were redundant with the acquired business. As a result of the restructuring action, a charge to operations of $1.0 million was recorded for 1998. The charge, comprising employee severance benefits ($546,000), facility exit costs ($153,000), the write-off of prepaid royalties ($96,000) and the termination of a sales consulting agreement ($201,000), has been reported as an operating expense for 1998. The restructuring plan included the termination of approximately 13 employees, primarily in sales and engineering roles, and the closure of four of our offices in the United States. Total cash charges amounted to $900,000, none of which had been paid as of December 31, 1998 and are included in accrued expenses. By the end of 1999 it was determined that the plan was substantially complete, and an operating credit of $138,000 was recorded. A total of 13 employees were terminated under the plan at a total cost of $532,000.

NOTE 6. SHAREHOLDERS' EQUITY

    STOCK REPURCHASE PROGRAM In April 1997, our Board of Directors adopted a program to repurchase up to 1,000,000 shares of our common stock during the 12-month period ended April 30, 1998. Repurchases were made under the program using our cash resources. Shares repurchased are available for issuance under our stock plans and for other corporate purposes. In September 1997, the repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $8.38 to $12.00 per share for a total purchase price of $10.7 million. In November 1997, our Board of Directors adopted an additional program to repurchase up to 1,000,000 shares of our common stock during the 12-month period ended October 31, 1998. In July 1998, the second repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $6.50 to $9.63 at a total aggregate price of $8.5 million. In June 1998, we announced an additional program to repurchase up to 750,000 shares of our common stock. Repurchases of 694,800 shares have been made as of December 31, 1999 under the third program at prices ranging from $4.94 to $8.25 at a total aggregate price of $4.4 million. Total repurchases of 2,694,800 shares were made under all three programs at prices ranging from $4.94 to $12.00 per share for a total purchase price of $23.6 million.

    STOCK PURCHASE PLAN In 1992, we established the 1992 Employee Stock Purchase Plan and have reserved 1,650,000 shares of common stock for issuance thereunder. The plan permits eligible employees to purchase common stock through payroll deductions of up to 10 percent of their base earnings. The plan has an annual offering period that is divided into two purchase periods of six months each. The purchase price of the stock is equal to the lesser of 85% of the fair market value of such shares at the beginning of each annual offering period (or the commencement of the employee's participation, if later) or the end of the current six month purchase period. As of December 31, 1999, 1,468,501 shares have been issued under this plan, of which 184,194 were issued in 1999.

    STOCK OPTION PLANS As of December 31, 1999, we had reserved 548,000 shares, 500,000 shares and 300,000 shares of common stock for issuance under our 1999 Stock Option Plan, the 1999 Non Qualified Stock Option Plan and the 1994 Outside Directors' Stock Option Plan, respectively ("collectively the Plans"). During 1999 our 1989 Stock Option Plan expired and was replaced by the 1999 Stock Option Plan. A total of 548,000 shares that were still available for grant at the time the 1989 Stock Option Plan expired were allocated to the 1999 Stock Option Plan. Under the 1999 Stock Option Plan, options are granted to employees, officers, directors and consultants to purchase shares of our common stock at not less than the fair market value of common stock at the grant date (for incentive stock options) or 85% of the fair market value of such common stock (for nonstatutory stock options). Options generally vest and become exercisable to the extent of 25% one year from grant date with the remainder vesting ratably over the 36-month period thereafter. Prior to August 1994, the options generally expired five years from grant date. Since August 1994, the options expire ten years from grant date. Under the 1994 Outside Directors' Stock Option Plan, options are granted to outside directors to purchase shares of our common stock at not less than the fair market value of common stock at the grant date. Options vest and become exercisable to the extent of 25% on the first anniversary of the grant date with the remainder vesting 25% on each of the following three anniversary dates. As of December 31, 1999, 2,452,598 options were exercisable under the Plans.

    The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $3.98, $5.49, and $6.37, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999--dividend yield of 0%, expected volatility of 83%, risk-free interest rate of between 4.68% and 6.41%, and an expected life of 5 years; 1998--dividend yield of 0%, expected volatility of 84%, risk-free interest rate of between 4.68% and 4.71%, and an expected life of 5 years; 1997--dividend yield of 0%, expected volatility of 84%, risk-free interest rate of between 5.71% and 6.75%, and an expected life of between 3 and 5 years.

    We apply Accounting Principles Board ("APB") Opinion No. 25 in accounting for our stock options issued to employees and, accordingly, no compensation cost has been recognized for our stock plans in the accompanying consolidated financial statements. Had we determined compensation cost based on the fair value at the grant dates for the Plans under SFAS No. 123, our net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                                1999       1998       1997
                                                              --------   --------   --------
Net income (loss) (in thousands):
  As reported...............................................  $(16,259)  $(9,103)    $2,681
  Pro forma.................................................   (19,056)  (12,396)      (554)
Basic income (loss) per share:
  As reported...............................................  $  (1.00)  $ (0.56)    $ 0.16
  Pro forma.................................................     (1.18)    (0.76)     (0.03)
Diluted income (loss) per share:
  As reported...............................................  $  (1.00)  $ (0.56)    $ 0.15
  Pro forma.................................................     (1.18)    (0.76)     (0.03)

    The effects of applying SFAS No. 123 in this pro forma disclosure is not indicative of the effects on reported results for future years. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

    In November 1997, upon approval by the Board of Directors, we repriced 316,120 options originally issued at prices ranging from $11.13 to $14.75. The options were repriced at $8.50, the then current market value of our stock. The 1997 cancellations and grants in the summary below and pro forma amounts above include the 316,120 options.

    A summary of option transactions under the Plans follows:

                                                                                         WEIGHTED-
                                                               OPTIONS                    AVERAGE
                                                              AVAILABLE      OPTIONS     EXERCISE
                                                              FOR GRANT    OUTSTANDING     PRICE
                                                              ----------   -----------   ---------
Balances as of December 31, 1996............................     572,382    3,236,208      $4.23
  Options authorized........................................     250,000           --         --
  Options granted...........................................  (1,207,175)   1,207,175       9.85
  Options cancelled.........................................     619,574     (619,574)      9.67
  Options exercised.........................................          --     (226,523)      4.18
                                                              ----------    ---------      -----
Balances as of December 31, 1997............................     234,781    3,597,286      $5.18
  Options authorized........................................     500,000           --         --
  Options granted...........................................    (594,100)     594,100       7.96
  Options cancelled.........................................     217,899     (217,899)      8.29
  Options exercised.........................................          --     (216,389)      3.98
                                                              ----------    ---------      -----
Balances as of December 31, 1998............................     358,580    3,757,098      $5.50
  Options authorized........................................   1,098,000           --         --
  Options granted...........................................  (1,029,400)   1,029,400       5.91
  Options expired...........................................    (841,979)          --         --
  Options cancelled.........................................     765,259     (765,259)      7.30
  Options exercised.........................................          --     (344,749)      4.17
                                                              ----------    ---------      -----
Balances as of December 31, 1999............................     350,460    3,676,490      $5.37
                                                              ==========    =========      =====

    The following table summarizes information about options outstanding as of December 31, 1999:

                             OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
-----------------------------------------------------------------------------   ----------------------------
                                              WEIGHED-
                                              AVERAGE
                                             REMAINING       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
  RANGE OF EXERCISE PRICES     NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE     NUMBER      EXERCUSE PRICE
----------------------------  ---------   ----------------   ----------------   ---------   ----------------
$ 3.50......................  1,385,563         6.44              $ 3.50        1,328,637        $ 3.50
  3.56 to 5.38..............    928,895         7.71                4.69          413,407          4.03
  5.46 to 7.88..............    737,821         7.76                6.97          344,226          7.04
  7.98 to 10.44.............    594,211         7.99                8.47          351,328          8.56
 12.62 to 12.63.............     30,000         7.41               12.63           15,000         12.63
                              ---------         ----              ------        ---------        ------
$ 3.50 to 12.63.............  3,676,490         7.28              $ 5.37        2,452,598        $ 4.87
                              =========                                         =========

    We have warrants outstanding to purchase up to 1,000,000 shares of our common stock at an exercize price of $8.00. The warrants are exercizable until they expire on December 31, 2003

NOTE 7. INCOME TAXES

    The components of our provision for income taxes (income tax benefit) for the years ended December 31 are as follows (in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Current
  Federal...................................................   $   --     $(202)     $ (226)
  State and other...........................................      494       101         312
                                                               ------     -----      ------
Total current...............................................      494      (101)         86
                                                               ------     -----      ------
Deferred
  Federal...................................................    5,433      (710)        355
  State and other...........................................    1,189      (110)         49
                                                               ------     -----      ------
Total deferred..............................................    6,622      (820)        404
                                                               ------     -----      ------
Charge in lieu of income taxes associated with the exercise
  of stock options..........................................       --       263         660
                                                               ------     -----      ------
                                                               $7,116     $(658)     $1,150
                                                               ======     =====      ======

    Total income tax expense (benefit) differs from the expected tax expense (benefit) (computed by applying the U.S. federal income tax rate of 34% to loss before income taxes) as follows (in thousands):

Tax expense (benefit) at federal statutory rate.............  $(3,109)   $(3,319)    $1,303
State income taxes, net of federal benefit..................      805         67         30
Tax exempt investment income................................       --         --        (53)
Research and experimental credit............................     (342)      (438)       (63)
Not operating losses and temporary differences for which no
  tax benefit is recognized.................................    9,799      2,995         --
Other.......................................................      (37)        37        (67)
                                                              -------    -------     ------
                                                              $ 7,116    $  (658)    $1,150
                                                              =======    =======     ======

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Accruals, allowances and reserves.........................   $5,534     $6,152
  Net operating loss and tax credit carryforwards...........   12,453      5,566
  Property and equipment, principally due to differences in
    depreciation and capitalized leases.....................      196        626
  Intangible assets.........................................      627        579
                                                               ------     ------
Total gross deferred tax assets.............................   18,810     12,923
Less valuation allowance....................................   18,810      6,305
                                                               ------     ------
Deferred tax asset..........................................       --      6,618
                                                               ------     ------
Deferred tax liabilities....................................       --         --
                                                               ------     ------
Net deferred tax assets.....................................   $   --     $6,618
                                                               ======     ======

    In light of our recent history of operating losses, we have provided a valuation allowance for all of our deferred tax assets as we are presently unable to conclude that it is more likely than not that the deferred tax assets will be realized. As a result, the deferred tax valuation allowance increased by $12.5 million from 1998. As of December 31, 1999, we have a net operating loss carryover for federal and California income tax purposes of approximately
$23.2 million and $6.9 million, respectively. In addition, we have federal and California research and development credit carryforwards of $1.7 million and $1.4 million, respectively. Our federal net operating loss and research and development credit carryforwards will expire in the years 2010 through 2019 if not utilized. Our California net operating loss carryforwards will expire in the years 2000 through 2004. The California research and development credit can be carried forward indefinitely.

NOTE 8. CREDIT CONCENTRATIONS

    Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade receivables. We place our cash equivalents and short-term investments with high-credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables have increased as we have moved to a two tier distribution model. Four customers, Adtcom, Tech Data, Ingram Micro and UCSI Distribution comprise more than 50% of our gross trade receivables.

NOTE 9. COMMITMENTS AND CONTINGENCIES

    We lease our principal facilities under noncancellable operating lease agreements that expire through 2003. We also lease office facilities in several locations in the United States, and in locations in Australia, Canada, France, Germany, Japan, Sweden and the United Kingdom, which are used as sales offices. Rent expense was approximately $2,440,000, $2,377,000 and $2,552,000 for the years ended December 31, 1999, 1998 and 1997, respectively, net of sublease income of $710,000, $750,000, and $700,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    We also lease certain equipment under capital leases. As of December 31, 1999, minimum lease payments under all noncancellable lease agreements were as follows (in thousands):

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
Year Ending December 31,
  2000......................................................    $69       $2,551
  2001......................................................     --        1,267
  2002......................................................     --          822
  2003......................................................     --          279
  Thereafter................................................     --          141
                                                                ---       ------
Total minimum lease payments................................     69       $5,060
                                                                          ======
Less amounts representing interes...........................     --
                                                                ---
Present value of minimum lease payments.....................     69
Less current portion........................................     69
                                                                ---
Long-term capital lease obligations.........................    $--
                                                                ===

    The above future operating lease payments are anticipated to be offset by the following sublease contract income:

2000........................................................      746
2001........................................................      307
                                                               ------
Total sublease income.......................................   $1,053
                                                               ======

NOTE 10. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

    We have adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes data for making operating decisions and assessing financial performance. Our chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer and the Chief Financial Officer. Primarily because we operate in one industry, thin client computing, including related hardware and software, the executive staff reviews financial information presented on a basis consistent with that presented in the Consolidated Statements of Operations.

    Sales to Adtcom and Tech Data represented 18% and 15%, respectively, of net revenue for the year ended December 31, 1999. Sales to IBM accounted for 29% and 26% of net revenues for the years ended December 31, 1998 and 1997, respectively.

    Export sales to our international customers outside North America, primarily Europe, comprised approximately 40%, 35% and 34% of net revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

    International revenues by country are as follows as a percentage of total international revenues:

                                                               1999       1998       1997
                                                             --------   --------   --------
Germany....................................................     51%        23%        19%
France.....................................................     16%        15%        23%
United Kingdom.............................................     12%        40%        39%
Other......................................................     21%        22%        19%
                                                               ---        ---        ---
Total......................................................    100%       100%       100%
                                                               ===        ===        ===

    Net fixed assets by region are as follows:

                                                                1999       1998
                                                              --------   --------
United States...............................................   $2,841     $3,239
Europe......................................................      754        572
Other.......................................................       56         39
                                                               ------     ------
Total.......................................................   $3,651     $3,850
                                                               ======     ======

NOTE 11. SUBSEQUENT EVENTS

    In January 2000, we acquired the business of Multiplicity LLC, a privately held developer of advanced server management software for Microsoft's Windows NT and Windows 2000 operating systems. The acquisition will be accounted for using the purchase method. The purchase price was approximately $2.2 million plus a stream of future payments based on revenue for the four year period following the acquisition. We acquired assets and technology for cash. We expect to record a charge for purchased in-process research and development in the first quarter of 2000. Multiplicity LLC provides strategic performance analysis and capacity planning solutions for networked Windows NT and Windows 2000 servers.

    On March 30, 2000, we finalized a working capital line of credit with a major financial institution, which provides us with up to $15.0 million of available credit. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75%. The amount that can be borrowed at any given time is determined by the balance of our accounts receivable. The agreement also contains certain covenants, including the maintenance of minimum defined levels of tangible net worth.

                            QUARTERLY FINANCIAL DATA
                (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      QUARTERS ENDED
                                                     ------------------------------------------------
                                                     MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                     --------   --------   ------------   -----------
1999
Hardware products and services.....................   22,785     25,341       26,859        23,515
Software licenses and services.....................    3,639      2,533        2,433         1,925
                                                      ------     ------       ------        ------
Total net revenues.................................   26,424     27,874       29,292        25,440
Gross profit.......................................   11,250     11,513       11,545         8,694
Operating income (loss)............................   (2,232)    (1,879)        (588)       (5,008)
Income before income taxes.........................   (1,988)    (1,783)        (463)       (4,909)
Net income.........................................   (1,988)    (1,783)      (7,414)       (5,074)
Net income per share:
  Basic............................................    (0.12)     (0.11)       (0.46)        (0.31)
  Diluted..........................................    (0.12)     (0.11)       (0.46)        (0.31)
Shares used in per share computations:
  Basic............................................   16,054     16,135       16,219        16,356
  Diluted..........................................   16,054     16,135       16,219        16,356

1998
Hardware products and services.....................   22,573     14,677       20,877        23,067
Software licenses and services.....................    8,091      7,988        5,238         3,085
                                                      ------     ------       ------        ------
Total net revenues.................................   30,664     22,665       26,115        26,152
Gross profit.......................................   10,854      9,324        9,191         9,197
Operating income (loss)............................   (1,163)    (3,456)      (2,877)       (5,950)
Income before income taxes.........................     (752)    (1,128)      (2,236)       (5,645)
Net income.........................................     (489)      (733)      (2,236)       (5,645)
Net income per share:
  Basic............................................    (0.03)     (0.04)       (0.14)        (0.35)
  Diluted..........................................    (0.03)     (0.04)       (0.14)        (0.35)
Shares used in per share computations:
  Basic............................................   16,612     16,731       16,228        16,008
  Diluted..........................................   16,612     16,731       16,228        16,008

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    In August 1999 Mr. Gilbertson became Chairman of the Board of Directors. Prior to that Mr. Gilbertson had served as President and Chief Executive Officer since joining us in May 1996. Prior to joining us, Mr. Gilbertson served as Chairman of Avidia Systems, Inc., a manufacturer of ATM switching systems, and also as President and Chief Executive Officer of CMX Systems, Inc., a manufacturer of precision measurement and positioning products from 1993 to 1996. Prior thereto, he served as President and Chief Executive Officer of Data Switch Corporation. Mr. Gilbertson holds an MBA fron the University of Chicago, served as Chairman of the Board of the American Electronics Association, and was a member of the faculty of Harvard Business School for five years.

    In August 1999 Mr. Morin was promoted to President and Chief Executive Officer. Prior to that Mr. Morin had served as Executive Vice President, Operations & Finance and Chief Financial Officer since joining us in May 1996. Prior to joining us, Mr. Morin served as Senior Vice President, Finance and Administration for Memorex Telex Corporation from 1993 to 1996. Prior thereto, he worked at Data Switch, where he was Executive Vice President. Mr. Morin's background also includes more than ten years with Thyssen Bornemisza Inc. as head of corporate development and general manager of several of its subsidiaries. Mr. Morin holds MBAs from INSEAD and Harvard.

    Mr. Wood joined us in August 1999 after two years as CFO at Sutmyn Storage Corp. a Santa Clara, CA data storage company. Mr. Wood had joined Sutmyn following seven years at Memorex Telex, most recently as senior vice president of finance. His prior experience includes serving as a principal in the San Francisco office of Ernst & Young. A 1980 graduate of the University of San Diego, Mr. Wood is a CPA and also holds a J.D. degree from the University of San Francisco School of Law.

    In April 1999 Mr. DeSantis was promoted to Senior Vice President, Sales and Marketing. Prior to that Mr. DeSantis had served as Vice President International Operations since joining us in July 1997. Mr. DeSantis came to us from Cincinnati Bell where he held positions as Vice President of European Operations and International Sales. Mr. DeSantis holds a degree in Philosophy and Mathematics from Fairfield University, and has completed post graduate work at Stanford University.

    Mr. Greer has served on our Board of Directors since November 1992.
Mr. Greer has been a senior managing director of Weiss, Peck & Greer, L.L.C., an investment management company, or its predecessor, since 1970. Mr. Greer is also a director of Federal Express Corporation and Robert Mondavi Corp., a winemaker.

    Mr. Klein has served on our Board of Directors since March 1998. Since January 1998 Mr. Klein has served as President and Chief Operating Officer of NuvoMedia, Inc., a designer and developer of electronic books. From
February 1988 to December 1997, Mr. Klein served Network Computing Devices, Inc. in various capacities, most recently as our Chief Technical Officer from June 1996 to December 1997.

    Dr. Low has served on our Board of Directors since December 1995. Dr. Low has been President and Chief Executive Officer of PRL Associates, a technology consulting firm, since 1992. Prior to forming PRL Associates, from 1957 to 1992, Dr. Low served in various capacities at International Business Machines Corporation ("IBM"), most recently as President of the General Products Division from 1987 to 1990 and as General Manager, Technology and Products and a member of IBM's Corporate Management Board from 1990 to 1992. Dr. Low held the title of Vice President at IBM from 1984 to 1992. Dr. Low is also a director of Applied Materials Corporation, a semiconductor equipment manufacturer, Solectron Corporation and Veeco Instruments, as well as several privately-held corporations.

    Mr. MacDonald has served on our Board of Directors since May 1995. From October 1997 to April 1998, Mr. MacDonald served as a consultant for Active Software, Inc., a software company. Mr. MacDonald also served as President and Chief Executive Officer of Active Software from April 1996 to September 1997. Mr. MacDonald was employed by Adobe Systems Incorporated, a software company, from 1983 to March 1996, where he served as Vice President, Sales and Marketing from 1983 to 1989 and as Senior Vice President and General Manager from 1989 to 1996. Mr. MacDonald is also a director of Verity, Inc., a software company as well as an independent consultant for various companies in the software industry.

    Mr. Preuss has served on our Board of Directors since April 1995 and as Chairman of the Board from January 1996 to August 1999. Mr. Preuss has served as President of The Preuss Foundation, Inc., a non-profit corporation that sponsors cancer research and related seminars and conferences, since it was founded in 1985. From 1970 to 1986, Mr. Preuss was President and Chairman of the Board of Integrated Software Systems Corporation, which he founded. Mr. Preuss currently serves as a director of Overland Data, a manufacturer of high-performance tape solutions for back-up, interchange and archival storage. Mr. Preuss is also a Regent of the University of California.

              SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all reports they file under Section 16(a). To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 1999, except for one late Form 5 filed by Philip Greer reporting options granted to him in May 1999 pursuant to our Outside Directors Stock Option Plan.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

    The following table provides certain summary information concerning compensation paid or accrued to or on behalf of our Chief Executive Officer and each of our four other most highly compensated executive officers (determined as of December 31, 1999) (collectively, the "Named Officers") for the fiscal years ended December 31, 1997, 1998 and 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                              COMPENSATION
                                                      ANNUAL COMPENSATION     -------------
                                                    -----------------------   STOCK OPTIONS      ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR     SALARY(1)       BONUS       (SHARES)      COMPENSATION(2)
---------------------------              --------   ---------      --------   -------------   ---------------
Rudolph G. Morin(3)....................    1999     $298,333       $50,000       85,000           $ 7,200(4)
  President and Chief Executive            1998      276,667            --           --            14,267(4)
    Officer                                1997      257,500        31,250           --            14,172(4)

Robert G. Gilbertson(5)................    1999     $270,833       $    --           --           $    --
  Former President and Chief               1998      314,583         9,591           --             5,213
    Executive Officer                      1997      300,000        37,500           --             4,950

John DeSantis(6).......................    1999     $267,117(8)    $35,682       85,000           $64,628(7)
  Former Senior Vice President --          1998      205,114(8)     74,094(8)        --                --
    Sales and Marketing                    1997      102,206(8)     43,649(8)        --                --

------------------------

(1) Includes amounts (if any) deferred under the 401(k) Plan and commissions earned in 1999.

(2) Except as otherwise noted, consists of the dollar value of premiums paid on life insurance for the benefit of the Named Officer.

(3) Mr. Morin joined us in May 1996 and was promoted to President and Chief Executive Officer in August 1999.

(4) Includes $7,200, $7,200 and $7,800 paid for automobile allowance in 1999, 1998 and 1997, respectively.

(5) Mr. Gilbertson joined us as President and Chief Executive Officer in
    May 1996. In August 1999 he resigned as President and Chief Executive Officer and was simultaneously appointed Chairman of the Board of Directors.

(6) Mr. DeSantis joined us in July 1997 and was promoted to Senior Vice President, Sales and Marketing in April 1999. Mr. DeSantis' employment terminated on April 3, 2000.

(7) Consists of $64,628 for relocation expenses.

(8) In April 1999 Mr. DeSantis was promoted to Senior Vice President, Sales and Marketing. Prior to that Mr. DeSantis had served as Vice President International Operations from July 1997 through March 1999. Of the $267,117 salary earned by Mr. DeSantis during 1999, $51,367 was earned during the period January through March 1999 while serving in the capacity of Vice President International Operations.

STOCK OPTION GRANTS

    The following table contains information concerning grants of stock options under our 1999 Stock Option Plan (the "1999 Option Plan") to the Named Officers during the year ended December 31, 1999:

                             OPTION GRANTS IN 1999

                                                 INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                               ------------------------------------------------------    ANNUAL RATES OF STOCK
                                               % OF TOTAL                               PRICE APPRECIATION FOR
                                 OPTIONS     OPTIONS GRANTED   EXERCISE                     OPTION TERM(1)
                                 GRANTED     TO EMPLOYEES IN     PRICE     EXPIRATION   -----------------------
NAME                           (SHARES)(2)   FISCAL YEAR(3)    ($/SHARE)      DATE        5%($)        10%($)
----                           -----------   ---------------   ---------   ----------   ----------   ----------
Rudolph G. Morin.............    85,000           10.34%        $5.375       5/4/09      $287,326     $728,141
Robert G. Gilbertson.........        --              --             --           --            --           --
John DeSantis................    85,000           10.34%        $5.375       5/4/09      $287,326     $728,141

------------------------

(1) Gains are reported net of the option exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of our Common Stock, as well as the optionee's continued employment through the vesting period.

(2) Each option vests and becomes exercisable to the extent of 25% of the underlying shares one year following the date of grant, with the remainder vesting on a monthly basis ratably over the 36-month period thereafter.

(3) Options to purchase an aggregate of 821,900 shares of Common Stock were granted to employees during the year.

OPTION EXERCISES AND YEAR-END HOLDINGS

    The following table provides information with respect to the Named Officers concerning the exercise of options during 1999 and unexercised options held as of December 31, 1999:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUE

                                                          NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                            NUMBER OF                          OPTIONS AT               IN-THE-MONEY OPTIONS
                             SHARES                         DECEMBER 31, 1999          AT DECEMBER 31, 1999(1)
                           ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                        EXERCISE     REALIZED(2)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                       -----------   -----------   -----------   -------------   -----------   -------------
Rudolph G. Morin.........       --            --         350,000         85,000      $1,531,250       $212,500
Robert G. Gilbertson.....       --            --         700,000             --      $3,062,500             --
John DeSantis............       --            --          59,895        100,105              --       $212,500

------------------------

(1) Based on the closing price of $7.875, as reported on The Nasdaq National Market on December 31, 1999 (the last trading day prior to the fiscal year-end).

(2) Sale price at time of exercise less exercise price.

COMPENSATION OF DIRECTORS

    Non-employee directors are paid an annual retainer of $15,000 per calendar year, payable semiannually, plus a fee of $1,500 for each meeting of the Board of Directors they attend and $500 for each meeting of a committee they attend, plus reimbursement for transportation and other expenses incurred in attending such meetings. In addition to the foregoing compensation, Directors Preuss and Low also receive a fee of $1,500 for each meeting of the Executive Committee they attend. Under the 1994 Outside Directors' Stock Option Plan (the "Directors' Plan"), each non-employee director is granted an initial option for 30,000 shares of Common Stock, followed by annual grants of options for 7,500 shares each, subject to the director's continuous service on the Board of Directors. In 1999, no other compensation was paid to a director serving in such capacity.

EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

    We entered into an employment agreement with Rudolph G. Morin effective
May 28, 1996. The original term of the agreement was two years and is subject to automatic annual renewal for successive one-year terms unless either party provides notice of termination at least 60 days prior to the end of each term. The agreement fixes Mr. Morin's base salary, subject to increases, if any. On August 25, 1999, the Compensation Committee approved an increase in Mr. Morin's annual salary from $285,000 to $325,000, effective August 27, 1999. The agreement provides for an incentive bonus award based on the achievement of certain financial objectives, up to a maximum amount equal to 300% of base salary. The agreement also provides for reimbursement of reasonable out-of-pocket and ordinary expenses for commuting or relocating to the Mountain View area and necessary business expenses incurred in performing services as President and Chief Executive Officer and in his former role as Executive Vice President, Operations & Finance and Chief Financial Officer. In May 1999, the Compensation Committee approved a grant of 85,000 options to Mr. Morin under the 1999 Stock Option Plan. In 1996 pursuant to his agreement, Mr. Morin received 350,000 options to purchase shares of common stock under the 1989 Option Plan. The agreement provides that these options will vest in full and become fully exercisable in the event of any change in control. In the event Mr. Morin is terminated other than for cause, or if he voluntarily terminates his employment because of a material change in his job duties or title or specified acts of misconduct by us, he is entitled under the agreement to receive a severance payment equal to his then-current base salary for a period equal to the term of employment remaining under the agreement (but not less than 12 months) and to receive up to $40,000 in outplacement assistance.

    We entered into an employment agreement with Robert G. Gilbertson effective May 20, 1996. The agreement originally fixed Mr. Gilbertson's annual salary at $300,000. On May 28, 1998, the Compensation Committee approved an increase in Mr. Gilbertson's salary from $300,000 to $325,000, which was subsequently reduced to $162,500 when Mr. Gilbertson assumed a role as half-time employee. Mr. Gilbertson's agreement remains subject to further annual increases, if any, and provides for an incentive bonus award based on the achievement of certain financial objectives, up to a maximum amount equal to 300% of base salary. The agreement also provides for reimbursement of reasonable out-of-pocket and ordinary expenses for commuting or relocating to the Mountain View area and necessary business expenses incurred in performing services as Chairman of the Board. As part of his agreement, Mr. Gilbertson has been granted options to purchase 700,000 shares of Common Stock. The agreement provides that these options will become fully exercisable in the event of a change of control. The agreement provides that all stock options currently held by Mr. Gilbertson under the 1989 Option Plan and other outside plans will vest in full and become fully exercisable in the event of any change in control after six months from employment date. In the event Mr. Gilbertson is terminated other than for cause, or if he voluntarily terminates his employment because of a material change in his job duties or title or specified acts of misconduct by us, he is entitled under the agreement to receive a severance payment equal to his then-current base salary for a period equal to the term of employment remaining under the agreement (but not less than 12 months) and to receive up to $40,000 in outplacement assistance.

    In April 2000, we entered into a Confidential Separation Agreement with John DeSantis pursuant to which Mr. DeSantis resigned as Senior Vice President, Sales and Marketing effective April 3, 2000. The agreement provides that, for a period of six (6) months after April 3, 2000, Mr. DeSantis will receive severance payments of $21,667 per month. Under the agreement, Mr. DeSantis has agreed to provide consulting services through October 3, 2000 to facilitate the transfer of responsibilities as Senior Vice President, Sales and Marketing and to hold himself available to provide additional part-time consulting services as needed, on a schedule consistent with such duties as Mr. DeSantis may have as a full-time employee elsewhere. The agreement also provides that the stock options granted to Mr. DeSantis will continue to vest through October 3, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information known to us relating to the beneficial ownership of our Common Stock by (i) each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock, (ii) each executive officer named in the tables under "Executive Compensation," (iii) each director, and (iv) all executive officers and directors as a group, as of February 29, 2000:

                                                            NUMBER OF
                                                             SHARES
NAME AND ADDRESS                                            OWNED(1)    PERCENT
----------------                                            ---------   --------
Dimensional Fund Advisors Inc.(2).........................    943,200     5.81%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401
Kiskiminetas Springs School(3)............................  1,036,800     6.40%
  1888 Brett Lane
  Saltsburg, PA 15681
Alan Andreini(4)..........................................  1,171,600     7.20%
  395 Hudson Street
  New York, NY 10014
Robert G. Gilbertson(5)...................................    712,849     4.32%
Rudolph G. Morin(6).......................................    361,282     2.20%
Gregory S. Wood...........................................      1,233     *
Peter Preuss(7)...........................................    111,250     *
Douglas H. Klein(8).......................................    164,884     1.00%
Paul Low(9)...............................................    111,250     *
John DeSantis(10).........................................     74,171     *
Philip Greer(11)..........................................     55,950     *
Stephen A. MacDonald(12)..................................     41,250     *

All executive officers and directors as a group (9
  persons)(13)............................................  1,634,119     9.91%

------------------------

*   Less than 1%

(1) Except as indicated and pursuant to applicable community property laws, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Pursuant to Schedule 13G filed by Dimensional Fund Advisors Inc. ("Dimensional") on February 11, 2000, Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 which furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds"). In its role as investment advisor or manager, Dimensional possesses voting and investment power over the securities described in this table and owned by the Funds. All securities reported in this table are owned by the Funds, and Dimensional disclaims beneficial ownership of such securities.

(3) Based on a Schedule 13G filed by Kiskiminetas Springs School
    ("Kiskiminetas") on February 10, 2000, Kiskiminetas is a non-profit educational institution that has an endowment composed of Network Computing Devices, Inc. common stock and certain other securities. The voting power and the investment power of Kiskiminetas over the shares of common stock vested in the Finance

    Committee of the Board of Trustees of Kiskiminetas (the "Finance Committee"), which is exercised by the approval of the majority of the members thereof. The Finance Committee is composed of seven members. The Members of the Finance Committee are Alan J. Andreini, Michael Yukevich, Jr., John A. Pidgeon, Allen R. Glick, Carl L. Kalnow, James P. Moore, Jr., Maynard H. Murch, IV, and Janice Fuellhart. Since the decision-making power is vested in the Finance Committee, we need not be concerned with which individuals are responsible for administering which brokerage account.

(4) On February 14, 2000, Alan Andreini filed a Schedule 13G Amendment reflecting ownership of securities listed in this table for his own account and by persons for whom he exercises trading authority. As of December 31, 1999, Mr. Andreini's accounts held 934,500 shares of common stock. As of December 31, 1999, Mr. Andreini was authorized to exercise trading authority over: (i) an account of Kiskiminetas at PaineWebber, which held 170,000 shares of common stock; (ii) the account of The Andreini Foundation (the "Foundation") which held 23,500 shares of common stock; (iii) the account of John D. Andreini (who is deceased) and Blanche M. Andreini (the "Parents") at Cheevers Hand & Angeline, Inc., which held 41,700 shares of common stock; and (iv) an account at Piper Jaffray, Inc. for the benefit of his son, Alan
    J. Andreini, Jr., under Illinois Uniform Transfers to Minors Act, which held 2,000 shares of common stock. Pursuant to the rules promulgated under the federal securities laws, Mr. Andreini may be deemed to be the beneficial owner of the common stock owned by each such person because he has shared investment and voting power in respect of the account of Kiskiminetas and the account of the Parents, and has sole investment and voting power in respect of the Foundation and of the account of his son. Mr. Andreini disclaims beneficial ownership of the common stock held by Kiskiminetas, the Parents and the Foundation.

(5) Includes 700,000 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of February 29, 2000.

(6) Includes 350,000 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of February 29, 2000.

(7) Includes 50,000 vested shares underlying options held by Stephen A. Hurwitz as Trustee for Mr. Preuss' son, with respect to which Mr. Preuss disclaims beneficial ownership. Also includes 61,250 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of February 29, 2000.

(8) Includes 157,666 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of February 29, 2000.

(9) Includes 111,250 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of February 29, 2000.

(10) Includes 61,979 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of February 29, 2000.

(11) Includes 7,200 shares held by Norman Gold as Trustee for Mr. Greer's daughters, with respect to which Mr. Greer disclaims beneficial ownership. Also includes 48,750 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of February 29, 2000.

(12) Includes 41,250 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of February 29, 2000.

(13) Includes 1,582,145 shares of Common Stock that may be acquired upon exercise of stock options that are currently exercisable or will become exercisable within 60 days of February 29, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Our Bylaws provide that we shall indemnify our directors and officers to the full extent permitted by Delaware law. We have entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as officers and directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors' and officers' insurance if available on reasonable terms. We maintain insurance policies covering officers and directors under which the insurer has agreed to pay the amount of any claim made against our officers or directors for wrongful acts that such officers or directors may otherwise be required to pay or for which we are required to indemnify such officers and directors, subject to certain exclusions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) The following documents are filed as a part of this Report:

       (1) Financial Statements:

           See Index to Consolidated Financial Statements at page 24 of this Report.

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

    (b) Reports on Form 8-K during the quarter ended December 31, 1999:

           None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       NETWORK COMPUTING DEVICES, INC.

                                                       By:             /s/ RUDOLPH G. MORIN
                                                            -----------------------------------------
                                                                         Rudolph G. Morin
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: April 14, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  TITLE                         DATE
                ---------                                  -----                         ----
           /s/ RUDOLPH G. MORIN             President, Chief Executive Officer
    ---------------------------------         and Director (Principal Executive     April 14, 2000
             Rudolph G. Morin                 Officer)

           /s/ GREGORY S. WOOD              Vice President, Chief Financial
    ---------------------------------         Officer and Secretary (Principal      April 14, 2000
             Gregory S. Wood                  Financial and Accounting Officer)

         /s/ ROBERT G. GILBERTSON
    ---------------------------------       Chairman of the Board of Directors      April 14, 2000
           Robert G. Gilbertson

             /s/ PETER PREUSS
    ---------------------------------       Director                                April 14, 2000
               Peter Preuss

             /s/ PHILIP GREER
    ---------------------------------       Director                                April 14, 2000
               Philip Greer

            /s/ DOUGLAS KLEIN
    ---------------------------------       Director                                April 14, 2000
              Douglas Klein

             /s/ PAUL R. LOW
    ---------------------------------       Director                                April 14, 2000
               Paul R. Low

         /s/ STEPHEN A. MACDONALD
    ---------------------------------       Director                                April 14, 2000
           Stephen A. MacDonald

                                                                     SCHEDULE II

                    NETWORK COMPUTING ACCOUNTS AND RESERVES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             ADDITIONS
                                                     -------------------------
                                                      CHARGED TO    CHARGED TO
                                        BALANCE AT      GROSS         OTHER                      BALANCE
                                        BEGINNING    REVENUES AND   ACCOUNTS--   DEDUCTIONS--    AT END
                                        OF PERIOD      EXPENSES      DESCRIBE      DESCRIBE     OF PERIOD
                                        ----------   ------------   ----------   ------------   ---------
1999
Allowance for doubtful accounts.......    $  487        $   --      $     --        $    2(1)    $  485
Sales returns and allowances..........     3,063         8,871            --         7,118(2)     4,816
Warranty reserve......................       906         1,009            --         1,155(3)       760

1998
Allowance for doubtful accounts.......    $  646        $  203      $     --        $  362(4)    $  487
Sales returns and allowances..........     3,638         3,196            --         3,771(5)     3,063
Warranty reserve......................       631           389            --           114(3)       906

1997
Allowance for doubtful accounts.......    $1,111        $  210            --        $  675(6)    $  646
Sales returns and allowances..........     3,486         1,372            --         1,220(7)     3,638
Warranty reserve......................       495           615            --           479(3)       631

------------------------

(1) Includes accounts written off of $2

(2) Includes amounts credited to income of $3,062 and accounts written off of $4,056

(3) Warranty costs incurred

(4) Includes amounts credited to income of $210 and accounts written off of $152

(5) Includes amounts credited to income of $2,396 and accounts written off of $1,375

(6) Includes amounts credited to income of $150 and accounts written off of $525

(7) Includes amounts credited to income of $907 and accounts written off of $313

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
       3.1(1)           Certificate of Incorporation of Registrant.
       3.2(1)           Bylaws of Registrant.
      10.8(2)           Lease Agreement dated August 18, 1988, as amended, between
                          Registrant and Mountain View Industrial Associates for
                          premises at 350-360 North Bernardo Avenue, Mountain View,
                          California.
      10.9(2)           Lease Agreement dated September 21, 1989, as amended,
                          between Registrant and Mountain View Industrial Associates for premises at 380 North Bernardo Avenue, Mountain View,
                          California.
      10.11(4)*         1989 Stock Option Plan, as amended.
      10.12(2)*         Form of Stock Option Agreements for use with the 1989 Stock
                          Option Plan.
      10.13(2)*         Employee Stock Purchase Plan (revised).
      10.14(2)*         Form of Indemnification Agreement between the Registrant and its officers and directors.
      10.15(2)*         Registrant's 401(k) Retirement Plan.
      10.20(2)          Lease Agreement dated April 29, 1985, as amended, between
                          Graphic Software Systems, Inc. and Beaverton-Redmond Tech
                          Properties, a Joint Venture.
      10.22(2)          Distributorship and OEM Agreement and related Trademark
                          License Agreement, each dated July 23, 1990, between
                          Registrant and Nihon NCD K.K.
      10.23(2)          Form of Registrant's standard purchase order.
      10.24(6)*         Registrant's Incentive Bonus Plan.
      10.29(3)          Full Service Lease dated October 20, 1993 between Z-Code and
                          Novato Gateway Associates for premises at 101 Rowland Way,
                          Suite 300, Novato, California.
      10.31(4)*         1994 Outside Directors Stock Option Plan.
      10.32(4)*         Form of Nonstatutory Stock Option Agreement for Outside
                          Directors.
      10.34(5)          Lease agreement by and between Registrant and Ravendale
                          Investments dated September 20, 1995.
      10.36(5)+         Client/Server Software License Agreement dated March 29,
                          1996 between Registrant and Citrix Systems, Inc.
      10.37(5)+         Software Licensing Agreement dated as of June 30, 1995
                          between Registrant and Evans & Sutherland Computer
                          Corporation.
      10.38(5)+         License and Development Agreement dated December 18, 1995
                          between Registrant and Software.com, Inc.
      10.39(5)+         Cooperative Hardware Marketing Agreement dated November 29,
                          1995 between Registrant and International Business
                          Machines Corporation ("IBM"), as amended December 20,
                          1995.
      10.40(5)+         X-Station Terminal Transition Agreement dated November 29,
                          1995 between Registrant and IBM, as amended December 13,
                          1995.
      10.42(6)+         Alliance Agreement dated June 27, 1996 by and between the
                          Registrant and IBM.
      10.44(7)          IBM Letter of Intent and Funding Agreement.
      10.45(7)+         Attachment 2 to Article 1--Development of the Alliance
                          Agreement dated November 4, 1997 between Registrant and
                          IBM.
      10.46(7)          Attachment 3 to Article 2--Manufacturing of the Alliance
                          Agreement dated November 4, 1997 between Registrant and
                          IBM.
      10.47(8)+         Development and License Agreement dated March 6, 1998
                          between Registrant and Intel Corporation.
      10.48(9)          Asset Purchase Agreement dated December 31, 1998 between
                          Registrant and Tektronix, Inc.
      10.49             Asset Purchase Agreement dated January 7, 2000 by and
                          between the Registrant and Multiplicity LLC
      10.50             Global Procurement Agreement dated January 30, 2000 by and between Registrant and Hitachi
      10.51*            Incentive Stock Option Agreement.
      10.52*            1999 Stock Option Plan.
      21.1              List of subsidiaries of Registrant.
      23.1              Consent of KPMG LLP.

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
      27.1              Financial Data Schedule.

------------------------

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

(9) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31, 1998.