Form 10-Q
period 2000-03-31
NETWORK COMPUTING DEVICES INC
filed 2000-05-15
CIK 886138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

    /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended March 31, 2000

                                       or

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

               301 Ravendale Avenue, Mountain View, California 94043 (Address of principal executive offices and zip code)


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


The number of shares outstanding of the Registrant's Common Stock was 16,579,171 at March 31, 2000

                         NETWORK COMPUTING DEVICES, INC.



                                      INDEX



                               DESCRIPTION                                                           PAGE NUMBER
-------------------------------------------------------------------------                            -----------

Cover Page                                                                                                1

Index                                                                                                     2

Part I:  Financial Information

      Item 1:  Financial Statements

             Condensed Consolidated Balance Sheets as of  March 31, 2000 and
                  December 31, 1999                                                                       3

             Condensed Consolidated Statements of Operations for the
                  Three-Month Periods Ended March 31, 2000 and 1999                                       4

             Condensed Consolidated Statements of Cash Flows for the
                  Three-Month Periods Ended March 31, 2000 and 1999                                       5

             Notes to Condensed Consolidated Financial Statements                                         6

      Item 2:  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                      8

      Item 3:   Quantitative and Qualitative Disclosure about Market Risk                                15

Part II: Other Information

      Item 6:  Exhibits and Reports on Form 8-K                                                          16

Signature                                                                                                17

                                        NETWORK COMPUTING DEVICES, INC.

                                         PART I: FINANCIAL INFORMATION
                                         ITEM 1. FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)

                                                    ASSETS

                                                                        March 31,                  December 31,
                                                                          2000                        1999
                                                                      --------------              --------------

Current assets:
  Cash and cash equivalents                                                 $ 3,416                     $ 4,781
  Short-term investments                                                        300                       3,558
  Accounts receivable, net                                                   17,027                      21,987
  Inventories                                                                13,918                      15,082
  Other current assets                                                        4,494                       4,532
                                                                      --------------              --------------
Total current assets                                                         39,155                      49,940

Property and equipment, net                                                   3,382                       3,651
Other assets                                                                  3,039                       3,173
                                                                      --------------              --------------
Total assets                                                               $ 45,576                    $ 56,764
                                                                      ==============              ==============


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $ 11,043                    $ 10,419
  Accrued expenses                                                            6,840                       4,739
  Deferred revenue                                                            3,309                       3,384
  Short-term debt                                                             2,616                           -
  Other current liabilities                                                     468                         346
                                                                      --------------              --------------
Total current liabilities                                                    24,276                      18,888


Shareholders' equity:
  Common stock                                                                   17                          16
  Capital in excess of par                                                   61,950                      61,333
  Accumulated deficit                                                       (40,667)                    (23,473)
                                                                      --------------              --------------
Total shareholders' equity                                                   21,300                      37,876
                                                                      --------------              --------------
Total liabilities and shareholders' equity                                 $ 45,576                    $ 56,764
                                                                      ==============              ==============

                            See accompanying notes.

                                NETWORK COMPUTING DEVICES, INC.

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                          (UNAUDITED)


                                                    Three Months Ended March 31,
                                                 ------------------------------------
                                                      2000                1999
                                                 ----------------    ----------------
Net revenues:
    Hardware products and services                      $ 12,820            $ 22,785
    Software licenses and services                           927               3,639
                                                 ----------------    ----------------
Total net revenues                                        13,747              26,424
Cost of revenues:
    Hardware products and services                        12,489              14,064
    Software licenses and services                            90               1,110
                                                 ----------------    ----------------
Total cost of revenues                                    12,579              15,174

                                                 ----------------    ----------------
Gross margin                                               1,168              11,250
Operating expenses:
  Research and development                                 3,249               3,439
  Marketing and selling                                    7,977               8,358
  General and administrative                               2,541               1,685
  Business restructuring                                   2,561                   -
  Acquired in-process research and development             1,800                   -
                                                 ----------------    ----------------
Total operating expenses                                  18,128              13,482
                                                 ----------------    ----------------

Operating loss                                           (16,960)             (2,232)
Interest income, net                                           9                 244
                                                 ----------------    ----------------

Loss before income taxes                                 (16,951)             (1,988)
Provision for income taxes                                   243                   -
                                                 ----------------    ----------------

Net loss                                               $ (17,194)           $ (1,988)
                                                 ================    ================


Net loss per share
    Basic                                                $ (1.00)            $ (0.12)
                                                 ================    ================
    Diluted                                              $ (1.00)            $ (0.12)
                                                 ================    ================


Shares used in per share computations
    Basic                                                 17,233              16,054
                                                 ================    ================
    Diluted                                               17,233              16,054
                                                 ================    ================

                            See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                        --------------------------------------
                                                                             2000                   1999
                                                                        ---------------        ---------------
Cash flows from operations:
     Net loss                                                                $ (17,194)              $ (1,988)
     Reconciliation of net loss to cash used in operations:
        In process research and development charge                               1,800                      -
        Depreciation                                                               656                    831
        Amortization of goodwill                                                   134                    101
        Changes in:
           Accounts receivable, net                                              4,960                  2,668
           Inventories                                                           1,164                    457
           Other current assets                                                     38                     40
           Accounts payable                                                        624                 (3,164)
           Accrued expenses                                                      2,101                   (290)
           Deferred revenue                                                        (75)                  (772)
           Other current liabilities                                               145                   (117)
                                                                        ---------------        ---------------
        Cash used in operations                                                 (5,647)                (2,234)
        Cash flows from investing activities:
           Acquisition of business                                              (2,201)                     -
           Purchases of short-term investments                                       -                 (5,432)
           Sales and maturities of short-term investments                        3,258                  9,748
           Changes in other assets                                                 401                   (399)
           Property and equipment purchases                                       (387)                  (753)
                                                                        ---------------        ---------------
        Cash provided by investing activities                                    1,071                  3,164
        Cash flows from financing activities:
           Principal payments on capital lease obligations                         (23)                   (22)
           Proceeds from short-term debt                                         2,616                      -
           Repurchases of common stock                                               -                   (555)
           Proceeds from issuance of stock, net                                    618                    290
                                                                        ---------------        ---------------
        Cash provided by (used in) financing activities                          3,211                   (287)
                                                                        ---------------        ---------------
        Increase (decrease) in cash and equivalents                             (1,365)                   643
        Cash and equivalents:
           Beginning of period                                                   4,781                  8,553
                                                                        ---------------        ---------------
           End of period                                                       $ 3,416                $ 9,196
                                                                        ===============        ===============

                            See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring entries, which in the opinion of management are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our 1999 Annual Report on Form 10-K. The consolidated results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding, when dilutive, using the treasury stock method. At March 31, 2000 and 1999 there were 4,552,983 and 4,863,787 options and warrants outstanding, respectively, that could potentially dilute earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those periods.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):

                                                                         March 31,       December 31,
                                                                            2000             1999
                                                                            ----             ----

         Purchased components and sub-assemblies                          $8,456           $9,825
         Work in process                                                     573              826
         Finished goods                                                    4,889            4,431
                                                                         -------          -------
                                                                         $13,918          $15,082
                                                                         -------          -------

INTEREST AND TAX PAYMENTS

Interest payments, primarily interest on capital lease liabilities, were $8,050 and $4,300 for the three months ended March 31, 2000 and 1999, respectively. Income tax payments, primarily foreign, were $67,600 and $45,200 for the three months ended March 31, 2000 and 1999, respectively.

MAJOR CUSTOMERS AND OPERATING SEGMENTS

The Company has one operating segment, sales of thin client hardware and software.

The percentages of total net revenues represented by sales to major customers are as follows:

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                     2000                 1999
                                                                                     ----                 ----

Adtcom                                                                                15%                 14%
Tech Data                                                                             20%                 18%

                         NETWORK COMPUTING DEVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS ACQUISITION

On January 7, 2000 we acquired the net assets of Multiplicity LLC in a purchase business combination with a total purchase price of $2.2 million. The purchase price was allocated as follows:

                           In-process research and development         $1,800
                           Other intangible assets                        200
                           Goodwill                                       161
                           Tangible assets                                 40

The allocation of the purchase price was based on an independent appraisal performed on the acquired net assets.

The goodwill and other intangible assets are being amortized over an estimated useful life of three years.

SHORT TERM DEBT

Short term debt consists of borrowings under our $15.0 million working capital line of credit with Foothill Capital Corporation. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75%. The amount that can be borrowed at any given time is determined by the balance of our accounts receivable as well as our compliance with specified financial covenants.

RESTRUCTURING CHARGE

On March 31, 2000 we announced a restructuring plan involving a general reduction in workforce affecting all classes of employees and exiting certain leased facilities. In connection with the plan, we recorded a restructuring charge of $2.6 million consisting of $2.4 million for employee separation costs and $0.2 million for facility exit costs. Of the total restructuring charge, $2.5 million represented cash charges of which $1.8 million was unpaid and included in accrued liabilities at March 31, 2000. The restructuring plan is expected to be completed within six months.

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

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I -- ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q, AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999, CONTAINED IN OUR 1999 ANNUAL REPORT ON FORM 10-K.

OVERVIEW

Network Computing Devices, Inc. (the "Company") provides thin client hardware and software that deliver simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. Our product lines include the NCD THINSTAR line of Windows-based terminals, and NCD EXPLORA network terminals, and NCD NC200 and NC400 network computers. On the software side, our products include the NCD THINPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Windows Servers. We also market PCXware, NCDware, NC software, and Citrix based Wincenter. Our products are sold through distributor/VAR channels, and system integrators worldwide.

In January 2000, we acquired the assets of Multiplicity LLC, a privately held developer of advanced server management software for Microsoft's Windows NT and Windows 2000 operating systems. The acquisition has been accounted for using the purchase method. The purchase price was $2.2 million plus a stream of future payments based on revenue for the four year period following the acquisition. The purchase price was allocated as follows, $1.8 million to purchased in-process research and development and $0.4 million to other intangible assets. In addition to acquiring certain assets, approximately six former Multiplicity LLC employees joined us, in the areas of engineering, sales and administration. Multiplicity LLC provides strategic performance analysis and capacity planning solutions for networked Windows NT and Windows 2000 servers. These solutions give customers system measurement and management that enable troubleshooting, analysis, administration and planning to help IT organizations improve end-user service levels.

In February 2000, we entered into an OEM agreement with Hitachi Ltd. of Japan to develop and manufacture customized NCD thin client terminals under the Hitachi name. Hitachi's OEM thin client brand will be called FLORANET 130 and is based on our THINSTAR 400 Windows-based terminal.

In April 2000 we finalized an alliance agreement with Hewlett-Packard Company whereby HP will sell our products through its indirect sales channel and direct sales force worldwide. HP will market our NC200 and NC400 network computers, our THINSTAR line of Windows-based terminals and our THINPATH software.

At March 31, 2000 we had cash and short-term investments of approximately $3.7 million. During the years ended December 31, 1998 and 1999 and the quarter ended March 31, 2000, we incurred losses of approximately $9.1 million, $16.3 million, and $17.2 million, respectively, and during those periods our cash and equivalents decreased by approximately $11.2 million, $5.3 million and $1.4 million, respectively. Based on these factors, among others, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain continued financing and ultimately to achieve profitability and positive cash flow.

To reduce our operating expenses, we have implemented a 20% across-the-board reduction in our workforce, additionally on March 30, 2000 we secured a $15.0 million working capital line of credit with Wells Fargo Bank's Foothill Capital subsidiary. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75%. The amount that can be borrowed at any given time is determined by the balance of our accounts receivable as well as our compliance with specified financial covenants. Accordingly, this line of credit may not be sufficient to enable us to continue as a going concern.

We have recently become more actively involved in exploring several strategic alternatives intended to enhance shareholder value. We have not entered into any agreement or commitment with respect to any such strategic transaction, and no assurance can be given that any such transaction will result from these activities.

On December 31, 1998 we completed the acquisition of Tektronix' Network Displays business unit ("NWD") for $3.0 million in cash and warrants to purchase one million shares of our company stock at $8.00 per share. The acquisition was accounted for as a purchase business combination with a total purchase price of $5.9 million. The purchase price was allocated as follows; $1.7 million to net assets acquired, $1.4 million to in-process research and development and $2.8 million to other intangible assets. In addition to acquiring certain assets of NWD, approximately 83 former NWD employees joined us. In conjunction with this acquisition, we undertook various restructuring activities to eliminate redundancies with the acquired business, including the reduction in personnel of approximately 13 employees. We recorded a charge of approximately $1.0 million in the fourth quarter of 1998 related to these restructuring activities. By the end of 1999 it was determined that the program was substantially complete, and an operating profit of $138,000 was recorded. A total of 13 employees were terminated under the plan at a total cost of $532,000.

We sell hardware product to IBM pursuant to the joint development agreement dated June 27, 1996 (the "IBM Agreement") of network application terminal for resale by IBM. The IBM Agreement provides for IBM to purchase a substantial portion of its requirements for such products from us through December 31, 2000.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

Total net revenues for the first quarters of 2000 and 1999 were $ 13.7 million and $26.4 million, respectively, representing a decrease of 48%. We experienced a 60% decline in our international revenues compared to a 40% decline in revenue generated in North America. Revenue generated under the IBM Agreement continued to decline accounting for approximately 7% and 9% of revenue, respectively. Other major customers of ours in the first quarter of 2000 included Tech Data and Adtcom who accounted for 20% and 15% of our revenues, respectively. In the first quarter of 1999 Tech Data and Adtcom accounted for 18% and 14% of our revenues, respectively.

HARDWARE REVENUES

Hardware revenues are primarily from the sale of thin client products, and to a lesser extent, related service activities. Revenues were $12.8 million and $22.8 million for the first quarters of 2000 and 1999, respectively. Hardware revenues declined 44% and declined across all product lines. This revenue decline is due in part to a continued drop in demand for our EXPLORA and NC200 and NC400 network computers and lower sales of Windows-based terminals to our distributors.

SOFTWARE REVENUES

Software revenues are primarily from the sale and licensing of THINPATH and other software products and related support services. Revenues from software and related services were $0.9 million and $3.6 million for the first three months of 2000 and 1999, respectively. This decrease primarily reflects the transition from the sale of the Citrix-based Wincenter software to the sale of software developed-in-house. Our OEM relationship with Citrix for Citrix' WinFrame product ended on September 30, 1998. This has resulted in significantly reduced sales of Citrix based products.

GROSS MARGIN ON HARDWARE REVENUES

Gross margin on hardware revenues were $0.3 million and $8.7 million for the first three months of 2000 and 1999, respectively. Most of the decline in margin was due to the lower revenues for the quarter, although pricing pressures on our Windows-based terminals, inventory writedowns related to discontinued products and lower overhead absorption due to the lower volumes this quarter also contributed. Our gross margin percentages on hardware revenues were 3% and 38% for the first three months of 2000 and 1999, respectively.

GROSS MARGIN ON SOFTWARE REVENUES

Gross margin on software revenues were $0.8 million and $2.5 million for the first three months of 2000 and 1999, respectively. This decline was across all product lines. Our gross margin percentages on software revenues were 90% and 69% for the first three months of 2000 and 1999, respectively. The improvement in gross margin percentage reflects the move from the sale of licensed software to the sale of our branded software which sell at higher margins than the Citrix-based products that we were selling.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $3.2 million and $3.4 million for the first three months of 2000 and 1999, respectively. The decrease was the result of reduced headcount.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $8.0 million and $8.4 million for the first three months of 2000 and 1999, respectively. The decrease in marketing and selling expenses relates to decreasing headcount and lower revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $2.5 million and $1.7 million for the first three months 2000 and 1999, respectively. An increase in the allowance for bad debts of $0.5 million contributed to the increase. Goodwill amortization expense, related to the acquisition of the Tektronix Inc.'s Network Displays business in December 1999 and Multiplicity LLC in January 2000, was $0.1 million for the first three months of 2000 and 1999 respectively.

CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with our acquisition of Multiplicity LLC on January 7, 2000, approximately $1.8 million of the total purchase consideration was allocated to the value of in-process research and development. The amounts allocated were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no alternative uses exist. Research and development cost to bring the products to technological feasibility are not expected to have a material impact on our future operating results.

The in-process research and development project acquired in the acquisition of Multiplicity LLC consisted of development of a line of advanced server management software for Microsoft's Windows NT and Windows 2000 operating systems. These new products are expected to be released in the second quarter of 2000. The aggregate expected costs to complete the in-process projects is approximately $0.7 million.

The fair value of the in-process technology was based on projected cash flows which were discounted based on the risks associated with achieving such projected cash flows upon successful completion of the acquired projects. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the impact of potential changes in market conditions and technology. In developing cash flow projections, revenues were forecast based upon relevant factors, including aggregate revenue growth rates for the business as a whole, characteristics of the potential market for the technology and the anticipated life of the underlying technology. Operating expenses and resulting profit margins were forecast based on the characteristics and cash flow generating potential of the acquired in-process technology.

The fair value of the in-process research and development was $1.8 million. Projected annual revenues for the in-process project was assumed to increase from product release through 2003.

Gross profit was assumed to be 75%. The projected gross profit percent was based on an estimated cost of revenue which included duplication, manuals, packaging materials and third party order fulfillment costs. Gross profit projections were based on our experience with other similar products.

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

We discounted the net cash flows of the in-process research and development projects to their present values using a discount rate of 35%. This discount rate approximates the overall rate of return for the acquisition as a whole and reflects the inherent uncertainties surrounding the successful development of the in-process research and development projects.

INTEREST INCOME, NET

Interest income, net of interest expense, was $9,000 and $ 244,000 for the first three months of 2000 and 1999, respectively. The decrease was primarily due to lower average balances in interest bearing accounts.

INCOME TAXES AND INCOME TAX BENEFIT

The provision for income taxes of $243,000 in the first three months of 2000 is for foreign income taxes. We recognized no income tax benefit for the first three months of 2000 and 1999, respectively, because continued operating losses have created uncertainty about our ability to generate sufficient taxable income to utilize the tax benefit operating losses provide. At March 31, 2000 we had operating loss carryforwards for federal and state income tax purposes of approximately $13.0 million and $1.6 million respectively. These carryforwards are available to offset future taxable income, if any, thru 2020 and 2005 respectively.

FINANCIAL CONDITION


Total assets of $45.6 million at March 31, 2000 decreased from $56.8 million at December 31, 1999. The change in total assets primarily reflects decreases in cash and short-term investments of $4.6 million, accounts receivable of $5.0 million, and inventory of $1.2 million. Total current liabilities as of March 31, 2000 increased by $5.4 million, or 29%, from $18.9 million at December 31, 1999. The change was primarily related to increases in accounts payable of $0.6 million, accrued expenses of $2.1 million related to the unpaid portion of the restructuring charge, and short-term debt of $2.6 million.

CAPITAL REQUIREMENTS

Capital spending requirements for the remainder of 2000 are estimated at approximately $1.0 million.

LIQUIDITY

As of March 31, 2000, we had combined cash, cash equivalents and short-term investments totaling $3.7 million, with debt of $2.6 under our line of credit with Foothill Capital. Cash used in operations was $ 5.6 million in the first three months of 2000 compared to $2.2 million in the first three months of 1999. In the first three months of 2000, a net loss of $17.2 million was only partially offset by a decrease in accounts receivable and inventory of $5.0 million and $1.2 million, respectively, and increases in accounts payable and accrued expenses of $0.6 million and $2.1 million, respectively. In the first three months of 1999, a decrease in accounts payable of $3.2 million and the net loss of $2.0 million were only partially offset by a decrease in accounts receivable of $2.7 million. Cash flows provided from investing activities in the first three months of 2000 of $1.1 million is the result of sales and maturities of short-term investments of $3.3 million offset by the cash used to acquire Multiplicity LLC of $2.2 million. Cash flows provided by financing activities of $3.2 million in the first three months of 2000 primarily reflects the proceeds from the line of credit and the issuance of stock of $2.6 million and $0.6 million, respectively.

Based on the factors discussed above, among others, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain continued financing and ultimately to achieve profitability and positive cash flow.

On March 30, 2000, we finalized a working capital line of credit with Foothill Capital, which provides us with up to $15.0 million of available credit subject to the conditions described below. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75%. The amount that can be borrowed at any given time is determined by the balance of our accounts receivable. The agreement also contains certain covenants, including the maintenance of minimum defined levels of tangible net worth.

Our capital requirements will depend on many factors, including but not limited to the market acceptance of our product, the response of our competitors to our product and our ability to grow software revenue. In addition to the financing we received approval for in March 2000, we may be required to seek additional financing before we achieve positive cash flow or in order to comply with covenants under the line of credit. In that event, no assurance can be given that additional financing will be available, or that if available, it will be available on terms acceptable to us, or our shareholders. If adequate funds are not available to satisfy short-term or long-term capital requirements we may be required to limit our operations significantly.

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

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (FIN 44)." The provisions of FIN 44 are effective July 1, 2000. We do not expect the adoption of this standard to impact the accounting for any stock-based awards granted to date.

FUTURE PERFORMANCE AND RISK FACTORS

THE COMPANY'S FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

LIQUIDITY

At March 31, 2000 we have cash and equivalents and short-term investments of approximately $3.7 million. During the years ended December 31, 1998 and 1999 and the quarter ended March 31, 2000, we incurred losses of approximately $9.1 million, $16.3 million and $17.2 million, respectively, and during those periods our cash and equivalents decreased by approximately $11.2 million, $5.3 million and $1.4 million, respectively. Based on these factors, among others, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain continued financing and ultimately to achieve profitability and positive cash flow. To reduce our operating expenses, we have implemented a 20% across-the-board reduction in our workforce. Additionally, we have obtained a $15.0 million line of credit with Foothill Capital. However, the continued availability of this line of credit is subject to conditions that we may not be able to satisfy. Other sources of financing may not be available in the near future, or may be available only on terms that are highly dilutive to our stockholders. If we cannot return to positive cash flow in the near future, we may be required to raise additional financing upon disadvantageous terms or scale back our operations significantly.

EVOLVING THIN CLIENT COMPUTING MARKET

We derive substantially all of our revenues from the sale of thin client network computing products. Our future success will depend substantially upon increased acceptance of the thin client computing model and the successful marketing of our thin client computing hardware and software products. There can be no assurance that our thin client computing products will compete successfully with alternative desktop solutions or that the thin client computing model will be widely adopted in the rapidly evolving desktop computer market. To date, the market for thin client computing products has not lived up to industry expectations, due in part to competition from low-cost PC's. If new markets fail to develop for our thin client computing products our business could fail.

OTHER RISK FACTORS

We have committed significant resources, including research and development, manufacturing and sales and marketing resources, to the execution of our OEM Agreements. The production cycle of related product requires us to rely on OEM customers to provide accurate product requirement forecasts, which are subject to change by OEM customers who have changed their forecasts from time to time in the past. Should we commence production of related product based on provided forecasts that are subsequently reduced, we bear the risk of increased levels of unsold inventories. Should the expected business volumes associated with these OEM agreements not occur, or occur in volumes below management's expectations there could be a material, adverse effect on our operating results.

The market for thin client products and similar products that facilitate access to data over networks is highly competitive. We experience significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the thin client computing market has intensified over the past several years, resulting in price reductions and reduced profit margins. We expect this intense competition to continue, and there can be no assurance that we will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. There is the possibility that competition in the future could come from companies not currently in the market or with greater resources than our which could adversely effect our operating results.

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

We rely on contract manufacturers for virtually all of the manufacture of our thin client computing products. Our reliance on these contract manufacturers limits our control over delivery schedules, quality assurance and product costs. In addition, a number of our suppliers are located abroad. Our reliance on these foreign suppliers subjects us to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. We currently obtain all of the sub-assemblies used for our thin client computing products from a single supplier located in Thailand. Any significant interruption in the supply of products from this contractor would have a material, adverse effect on our business and operating results. Disruptions in the provision of components by our other suppliers, or other events that would require that we seek alternate sources of supply, could also lead to supply constraints or delays in delivery of our products and adversely affect its operating results.

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

Our success depends to a significant degree upon the continuing contributions of our senior management and other key employees. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, integrating and retaining such personnel. We believe that concerns about our current financial strength could deter potential hires from seeking employment with us. Failure to attract and retain key personnel could have a material, adverse effect on our business, operating results or financial condition.

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

We have announced that we have become more actively engaged in exploring several strategic alternatives intended to enhance shareholder value. We have not entered into any agreement or commitment with respect to any such strategic alternatives and may be unsuccessful in our efforts to do so.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk sensitive instruments as of March 31, 2000 are primarily exposed to interest rate risks. Because of the short-term maturity of these instruments, a 100 basis point change in related interest rates would not have a material effect on their fair value.

Effective January 2000 a majority of our international sales are denominated in Euros. These sales are subject to exchange rate fluctuations which could affect our operating results negatively or positively, depending on the value of the U.S. dollar against the Euro.

                         NETWORK COMPUTING DEVICES, INC.


                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed herewith:

         Exhibit 10.53 Loan and Security Agreement by and between Network Computing Devices, Inc. and Foothill Capital Corporation dated as of March 31, 2000, Copyright Security Agreement, General Continuing Guarantee, Guarantor Security Agreement, Intercompany Subordination Agreement, Patent Security Agreement, Stock Pledge Agreement and Trademark Security Agreement.

         Exhibit 27        Financial Data Schedule.

(b) The Company filed the following reports on Form 8-K for the three-month period ended March 31, 2000:

                           None

                         NETWORK COMPUTING DEVICES, INC.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      Network Computing Devices, Inc.
                      (Registrant)

Date:  May 15, 2000

                      By:  /s/ Gregory S. Wood
                           -------------------------------------------
                           Gregory S. Wood
                           Vice President, Chief Financial Officer and Secretary (Duly Authorized and Principal Financial and Accounting Officer)