Form 10-Q
period 2000-06-30
NETWORK COMPUTING DEVICES INC
filed 2000-08-14
CIK 886138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

 (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2000

                                       or

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

                                  Yes X No ____

The number of shares outstanding of the Registrant's Common Stock was 16,710,509 at June 30, 2000

                         NETWORK COMPUTING DEVICES, INC.


                                      INDEX

          DESCRIPTION                                                                    PAGE NUMBER
          -----------                                                                    -----------
Cover Page                                                                                   1

Index                                                                                        2

Part I:  Financial Information

      Item 1:  Financial Statements

             Condensed Consolidated Balance Sheets as of June 30, 2000 and

                  December 31, 1999                                                          3

             Condensed Consolidated Statements of Operations for the Three-and

                  Six-Month Periods Ended June 30, 2000 and 1999                             4

             Condensed Consolidated Statements of Cash Flows for the Six-Month

                  Periods Ended June 30, 2000 and 1999                                       5

             Notes to Condensed Consolidated Financial Statements                            6

      Item 2:  Management's Discussion and Analysis of Financial Condition and

               Results of Operations                                                         8

      Item 3:   Quantitative and Qualitative Disclosure about Market Risk                   15

Part II: Other Information

      Item 4:  Submission of Matters to a Vote of Security Holders                          16

      Item 6:  Exhibits and Reports on Form 8-K and S-8                                     16

Signature                                                                                   17

                         NETWORK COMPUTING DEVICES, INC.

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     ASSETS
                                                 June 30,    December 31,
                                                  2000          1999
                                                --------     ------------
Current assets:
  Cash and cash equivalents                     $  1,928       $  4,781
  Short-term investments                             334          3,558
  Accounts receivable, net                        12,634         21,987
  Inventories                                     11,654         15,082
  Other current assets                             3,974          4,532
                                                --------       --------
Total current assets                              30,524         49,940

Property and equipment, net                        2,855          3,651
Other assets                                       3,085          3,173
                                                --------       --------
Total assets                                    $ 36,464       $ 56,764
                                                ========       ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  8,613       $ 10,419
  Accrued expenses                                 5,738          4,739
  Deferred revenue                                 2,741          3,384
  Notes payable                                    5,092             --
  Other current liabilities                          419            346
                                                --------       --------
Total current liabilities                         22,603         18,888

Shareholders' equity:
  Common stock                                        17             16
  Capital in excess of par                        62,130         61,333
  Accumulated deficit                            (48,286)       (23,473)
                                                --------       --------
Total shareholders' equity                        13,861         37,876
                                                --------       --------
Total liabilities and shareholders' equity      $ 36,464       $ 56,764
                                                ========       ========


                            See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                  ---------------------------   -------------------------
                                                      2000           1999           2000           1999
                                                  -----------     -----------   -----------     ---------
Net revenues:
    Hardware products and services                  $ 12,036       $ 25,341       $ 24,856       $ 48,126
    Software licenses and services                     1,117          2,533          2,044          6,172
                                                    --------       --------       --------       --------
Total net revenues                                    13,153         27,874         26,900         54,298
Cost of revenues:
    Hardware products and services                     9,696         15,725         22,185         29,789
    Software licenses and services                       165            636            255          1,746
                                                    --------       --------       --------       --------
Total cost of revenues                                 9,861         16,361         22,440         31,535
                                                    --------       --------       --------       --------
Gross margin                                           3,292         11,513          4,460         22,763

Operating expenses:
  Research and development                             2,866          3,272          6,115          6,711
  Marketing and selling                                5,892          8,622         13,869         16,980
  General and administrative                           1,913          1,498          4,454          3,183
  Business restructuring                                  --             --          2,561             --
  Acquired in-process research and development            --             --          1,800             --
                                                    --------       --------       --------       --------
Total operating expenses                              10,671         13,392         28,799         26,874
                                                    --------       --------       --------       --------
Operating loss                                        (7,379)        (1,879)       (24,339)        (4,111)
Interest income (expense), net                          (132)            96           (123)           340
                                                    --------       --------       --------       --------
Loss before income taxes                              (7,511)        (1,783)       (24,462)        (3,771)
Provision for income taxes                               108             --            351             --
                                                    --------       --------       --------       --------
Net loss                                            $ (7,619)      $ (1,783)      $(24,813)      $ (3,771)
                                                    ========       ========       ========       ========
Net loss per share
    Basic and diluted                               $  (0.46)      $  (0.11)      $  (1.50)      $  (0.23)
                                                    ========       ========       ========       ========

Shares used in per share computations
    Basic and diluted                                 16,667         16,135         16,586         16,095
                                                    ========       ========       ========       ========


                             See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                   2000           1999
                                                                 ---------      ----------
Cash flows from operations:
     Net loss                                                    $(24,813)      $ (3,771)
     Reconciliation of net loss to cash used in operations:
        In process research and development charge                  1,800             --
        Depreciation                                                1,239          1,622
        Amortization of goodwill                                      272            202
        Changes in:
           Accounts receivable, net                                 9,353            188
           Inventories                                              3,428         (1,623)
           Other current assets                                       358           (272)
           Accounts payable                                        (1,806)         3,156
           Accrued expenses                                           999           (362)
           Deferred revenue                                          (643)          (170)
           Other current liabilities                                  119         (1,655)
                                                                 --------       --------
        Cash used in operations                                    (9,694)        (2,685)
        Cash flows from investing activities:
           Acquisition of business                                 (2,224)            --
           Purchases of short-term investments                       (665)        (8,115)
           Sales and maturities of short-term investments           3,889         18,545
           Changes in other assets                                    440           (350)
           Property and equipment purchases                          (443)        (1,487)
                                                                 --------       --------
        Cash provided by investing activities                         997          8,593
        Cash flows from financing activities:
           Principal payments on capital lease obligations            (46)           (46)
           Proceeds from short-term debt                           12,250             --
           Principal payments on short-term debt                   (7,158)            --
           Repurchases of common stock                                 --           (148)
           Proceeds from issuance of stock, net                       798            610
                                                                 --------       --------
        Cash provided by financing activities                       5,844            416
                                                                 --------       --------
        Increase (decrease) in cash and equivalents                (2,853)         6,324
        Cash and equivalents:
           Beginning of period                                      4,781          8,553
                                                                 --------       --------
           End of period                                         $  1,928       $ 14,877
                                                                 ========       ========


                            See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring entries, which in the opinion of management are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our 1999 Annual Report on Form 10-K. The consolidated results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding, when dilutive, using the treasury stock method. At June 30, 2000 and 1999 there were 4,108,648 and 4,863,307 options and warrants outstanding, respectively, that could potentially dilute earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those periods.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):

                                                  June 30,   December 31,
                                                    2000        1999
                                                  -------    ------------
     Purchased components and sub-assemblies      $ 7,691      $ 9,825
     Work in process                                  681          826
     Finished goods                                 3,282        4,431
                                                  -------      -------
                                                  $11,654      $15,082
                                                  -------      -------

INTEREST AND TAX PAYMENTS

Interest payments, primarily interest on notes payable, were $139,800 and $3,100 for the three months ended June 30, 2000 and 1999, respectively, and $147,800 and $7,400 for the first six months of 2000 and 1999, respectively. Income tax payments, primarily foreign, were $114,800 and $49,300 for the three months ended June 30, 2000 and 1999, respectively, and $182,400 and $94,500 for the first six months of 2000 and 1999, respectively.

MAJOR CUSTOMERS AND OPERATING SEGMENTS

The Company has one operating segment, sales of thin client hardware and software.

The percentages of total net revenues represented by sales to major customers are as follows:

                         Three Months Ended June 30,   Six Months Ended June 30,
                         ---------------------------   -------------------------
                              2000        1999             2000        1999
                              ----        ----             ----        ----

     Adtcom                    27%         15%              21%         14%
     Tech Data                 18%         12%              19%         15%
     UCSI Distribution         21%          3%              13%          3%

Gross accounts receivable as a percentage of total gross accounts receivable for these major customers are as follows:


                           June 30, 2000,   December 31, 1999
                           --------------   -----------------
     Adtcom                    32%                31%
     Tech Data                 24%                17%
     UCSI Distribution         16%                 7%
     Ingram Micro               5%                14%

RESTRUCTURING CHARGE

On March 31, 2000 we announced a restructuring plan involving a general reduction in workforce of employees affecting all classes and exiting certain leased facilities. In connection with the plan, we recorded a restructuring charge of $2.6 million consisting of $2.4 million for employee separation costs and $0.2 million for facility exit costs. During the three months ended June 30, 2000, we paid $1.0 million of the accrued restructuring liability leaving unpaid cash charges of $1.3 million included in accrued liabilities as of June 30, 2000. The restructuring plan is expected to be completed by the end of the first quarter of 2001.

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

OVERVIEW

Network Computing Devices, Inc. (the "Company") provides thin client hardware and software that deliver simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. Our product lines include the NCD THINSTAR line of Windows-based terminals, NCD EXPLORA network terminals, and NCD NC200, NC400 AND NC900 network computers. On the software side, our products include the NCD THINPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Windows Servers. We also market PCXware, NCDware, and NC software. Our products are sold through distributor/VAR channels, and system integrators worldwide.

In January 2000, we acquired the assets of Multiplicity LLC, a privately held developer of advanced server management software for Microsoft's Windows NT and Windows 2000 operating systems. The acquisition has been accounted for using the purchase method. The purchase price was $2.2 million plus a stream of future payments based on revenue for the four year period following the acquisition. $1.8 million of the purchase price was allocated to purchased in-process research and development and $0.4 million was allocated to other intangible assets. Multiplicity LLC provides strategic performance analysis and capacity planning solutions for networked Windows NT and Windows 2000 servers. These solutions give customers system measurement and management that enable troubleshooting, analysis, administration and planning to help IT organizations improve end-user service levels.

In February 2000, we entered into an OEM agreement with Hitachi Ltd. of Japan to develop and manufacture customized NCD thin client terminals under the Hitachi name. Hitachi's OEM thin client brand will be called FLORANET 130 and is based on our THINSTAR 400 Windows-based terminal.

In April 2000, we finalized an alliance agreement with Hewlett-Packard Company whereby HP will sell our products through its indirect sales channel and direct sales force worldwide. HP will market our NC200 and NC400 network computers, our THINSTAR line of Windows-based terminals and our THINPATH software.

We continue to sell network application terminals to IBM for resale pursuant to a joint development agreement dated June 27, 1996 (the "IBM Agreement"). The IBM Agreement provides for IBM to purchase a substantial portion of its requirements for such products from us through December 31, 2000.

At June 30, 2000 we had cash and short-term investments of approximately $2.3 million. During the years ended December 31, 1998 and 1999 and the six months ended June 30, 2000, we incurred losses of approximately $9.1 million, $16.3 million, and $24.8 million, respectively, and during those periods our cash and equivalents decreased by approximately $11.2 million, $5.3 million and $2.9 million, respectively. Based on these factors, among others, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain continued financing and ultimately to achieve profitability and positive cash flow.

To reduce our operating expenses, in March we announced a 20% across-the-board reduction in our workforce. Additionally on March 30, 2000 we secured a working capital line of credit with Wells Fargo Bank's Foothill Capital subsidiary. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75%. The amount that can be borrowed at any given time is determined by the balance of our accounts receivable as well as our compliance with specified financial covenants. As of August 12, 2000 we owed Foothill Capital approximately $4.0 million and we were in breach of the tangible net worth covenant set forth in our agreement with Foothill Capital. As a result Foothill Capital has the right to declare an event of default and demand immediate repayment of the loan. Foothill Capital continues to advance funds under the line of credit, however we would not be able to repay the line should Foothill Capital demand repayment.

We have continued to explore strategic alternatives intended to enhance shareholder value. We have not entered into any agreement or commitment with respect to any such strategic transaction, and no assurance can be given that any such transaction will result from these activities.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

Total net revenues for the second quarters of 2000 and 1999 were $13.2 million and $27.9 million, respectively, representing a decrease of 53%, and $26.9 million and $54.3 million for the first six months of 2000 and 1999, respectively, representing a decrease of 50%. During the second quarter of 2000 we experienced a 47% decline in our international revenues and a 57% decline in revenue generated in North America when compared to the second quarter of 1999. Our principal customers in the second quarter of 2000 included Tech Data, Adtcom, and UCSI Distribution which accounted for 18%, 27% and 21% of our revenues, respectively. In the second quarter of 1999 Tech Data, Adtcom, and IBM accounted for 12%, 15% and 12% of our revenues, respectively. For the first six months of 2000 Adtcom, Tech Data and UCSI Distribution accounted for 21%, 19% and 13% of our revenue, respectively, while in the first six months of 1999 Adtcom, Tech Data and IBM accounted for 14%, 15% and 11% of our revenue, respectively.

HARDWARE REVENUES

Hardware revenues are primarily from the sale of thin client products, and to a lesser extent, related service activities. Revenues were $12.0 million and $25.3 million for the second quarters of 2000 and 1999, respectively, and $24.9 million and $48.1 million for the first six months of 2000 and 1999, respectively. Hardware revenues declined across all product lines. This revenue decline is due in part to a continued drop in demand for our EXPLORA and NC200 and NC400 network computers and continued declines in sales to IBM.

SOFTWARE REVENUES

Software revenues are primarily from the sale and licensing of THINPATH and other software products and related support services. Revenues from software and related services were $1.1 million and $2.5 million for the second quarters of 2000 and 1999, respectively, and $2.0 million and $6.2 million for the first six months of 2000 and 1999, respectively. This decrease primarily reflects the transition from the sale of the Citrix-based Wincenter software to the sale of software developed in-house.

GROSS MARGIN ON HARDWARE REVENUES

Gross margin on hardware revenues was $2.3 million and $9.6 million for the second quarters of 2000 and 1999, respectively, and $2.7 million and $18.3 million for the first six months of 2000 and 1999, respectively. Most of the decline in margin was due to the lower revenues for the quarter. Continued pricing pressures on our Windows-based terminals and lower overhead absorption due to the lower volumes this quarter also contributed. Our gross margin percentages on hardware revenues were 19% and 38% for the second quarters of 2000 and 1999, respectively, and 11% and 38% for the first six months of 2000 and 1999, respectively.

GROSS MARGIN ON SOFTWARE REVENUES

Gross margin on software revenues was $1.0 million and $1.9 million for the second quarters of 2000 and 1999, respectively, and $1.8 million and $4.4 million for the first six months of 2000 and 1999, respectively. This decline was across all product lines. Our gross margin percentages on software revenues were 85% and 75% for the second quarters of 2000 and 1999, respectively, and 88% and 72% for the first six months of 2000 and 1999, respectively. The improvement in gross margin percentage reflects the move from the sale of licensed software to the sale of our branded software which sell at higher margins than the Citrix-based products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $2.9 million and $3.3 million for the second quarters of 2000 and 1999, respectively, and $6.1 million and $6.7 million for the first six months of 2000 and 1999, respectively. The decreases in spending for R&D is the result of decreased headcount.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses were $5.9 million and $8.6 million for the second quarters of 2000 and 1999, respectively, and $13.9 million and $17.0 million for the first six months of 2000 and 1999, respectively. The decrease in marketing and selling expenses relates to decreasing headcount and lower revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses were $1.9 million and $1.5 million for the second quarters of 2000 and 1999, respectively, and $4.5 million and $3.2 million for the first six months of 2000 and 1999, respectively. Bad debt expense of $0.5 million contributed to the increase in spending during the first six months of 2000, when compared to the first six months of 1999. Goodwill amortization expense, related to the acquisition of the Tektronix Inc.'s Network Displays business in December 1998 and Multiplicity LLC in January 2000, was $0.1 million for the second quarters of 2000 and 1999 respectively, and $0.3 million and $0.2 million for the first six months of 2000 and 1999, respectively.

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

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net was ($132,000) and $96,000 for the second quarters of 2000 and 1999, respectively, and ($123,000) and $340,000 for the first six months of 2000 and 1999, respectively. The decrease was due to lower average balances in interest-bearing accounts and interest payments on the line of credit with Foothill Capital.

INCOME TAXES AND INCOME TAX BENEFIT

The provision for income taxes in the second quarter of 2000 is for foreign income taxes.

Deferred tax assets at June 30, 2000 include operating loss carryforwards for federal and state income tax purposes of approximately $15.5 million and $1.9 million respectively. These carryforwards are available to offset future taxable income, if any, thru 2020 and 2005 respectively, however no asset has been recognized in respect of these losses because continued losses have led to uncertainty about our ability to generate sufficient taxable income to be able to utilize the tax benefit losses provide.

FINANCIAL CONDITION

Total assets of $36.5 million at June 30, 2000 decreased from $56.8 million at December 31, 1999. The change in total assets primarily reflects decreases in cash and short-term investments of $6.1 million, accounts receivable of $9.4 million, and inventory of $3.4 million. Total current liabilities as of June 30, 2000 increased by $3.7 million, or 20%, from $18.9 million at December 31, 1999. The change was primarily related to increases in accrued expenses of $1.0 million related to the unpaid portion of the restructuring charge and notes payable of $5.1 million related to the line of credit with Foothill Capital, offset by a decrease in accounts payable of $1.8 million.

CAPITAL REQUIREMENTS

Capital spending requirements for the remainder of 2000 are estimated at approximately $0.3 million.

LIQUIDITY

As of June 30, 2000, we had combined cash, cash equivalents and short-term investments totaling $2.3 million, with debt of $5.1 million under our line of credit with Foothill Capital. Cash used in operations was $9.7 million in the first six months of 2000 compared to $2.7 million in the first six months of 1999. In the first six months of 2000, a decrease in accounts payable of $1.8 million and a net loss of $24.8 million were only partially offset by a decrease in accounts receivable and inventory of $9.4 million and $3.4 million, respectively, and an increase in accrued expenses of $1.0 million. In the first six months of 1999, an increase in inventories of $1.6 million and a net loss of $3.8 million were only partially offset by an increase in accounts payable of $3.2 million. Cash flows provided from investing activities in the first six months of 2000 of $1.0 million are the result of sales and maturities of short-term investments of $3.9 million offset by the cash used to acquire Multiplicity LLC of $2.2 million, and purchases of short-term investments of $0.7 million. Cash provided by investing activities for the first six months of 1999 of $8.6 million is primarily the result of sales and maturities of short-term investments of $18.5 million offset by purchases of capital equipment of $1.5 million and purchases of short-term investments of $8.1 million. Cash flows provided by financing activities of $5.8 million in the first six months of 2000 primarily reflects the proceeds from the line of credit, net of repayments, and the sales of stock under our employee stock option and stock purchase plans, of $5.1 million and $0.8 million, respectively.

Based on the factors discussed above, among others, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain continued financing and ultimately to achieve profitability and positive cash flow.

On March 30, 2000, we obtained a working capital line of credit from Foothill Capital, which provides us with up to $15.0 million of available credit subject to the conditions described below. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75%. The amount that can be borrowed at any given time is determined by the balance of our qualifying accounts receivable. Based on our qualifying accounts receivable as of June 30, 2000, we had no excess availability under the line of credit. As of August 12, 2000, we owed Foothill Capital approximately $4.0 million and we were in breach of the tangible net worth covenant set forth in our agreement with Foothill Capital. As a result, Foothill Capital has the right to declare an event of default and demand immediate repayment of the loan. Foothill Capital continues to advance funds under the line of credit, however we would not be able to repay the line should Foothill Capital demand repayment.

Our capital requirements will depend on many factors, including but not limited to the market acceptance of our product, the response of our competitors to our product and our ability to grow software revenue. We will be required to seek additional financing before we achieve positive cash flow or in order to comply with covenants under the line of credit. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain continued financing and ultimately to achieve profitability and positive cash flow. No assurance can be given that additional financing will be available, or that if available, it will be available on terms acceptable to us, or our shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133," establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. We will adopt the standard no later than the first quarter of fiscal year 2001 and we are in the process of determining the impact that adoption will have on our consolidated financial statements.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (FIN 44)." The provisions of FIN 44 are effective July 1, 2000. We do not expect the adoption of this standard to impact the accounting for any stock-based awards granted to date.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation date of SAB
101. We must adopt SAB 101 no later than in the fourth quarter of 2000. We have not determined the impact that SAB 101 will have on our financial statements and believe that such determination will not be meaningful until closer to the date of initial adoption.

FUTURE PERFORMANCE AND RISK FACTORS

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

LIQUIDITY

At June 30, 2000 we had cash and equivalents and short-term investments of approximately $2.3 million. During the years ended December 31, 1998 and 1999 and the six months ended June 30, 2000, we incurred losses of approximately $9.1 million, $16.3 million and $24.8 million, respectively, and during those periods our cash and equivalents decreased by approximately $11.2 million, $5.3 million and $2.9 million, respectively, while our short-term debt increased -0-, -0- and $5.1 million, respectively. Based on these factors, among others, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain continued financing in the near term and ultimately to achieve profitability and positive cash flow. To reduce our operating expenses, in March we implemented a 20% across-the-board reduction in our workforce. Subsequently we reduced our headcount further.

Additionally, we obtained a line of credit with Foothill Capital. However, the continued availability of this line of credit is subject to conditions that we may not be able to satisfy. Other sources of financing may not be available in the near future, or may be available only on terms that are highly dilutive to our stockholders. As of August 12, 2000, we owed Foothill Capital approximately $4.0 million and we were in breach of the tangible net worth covenant set forth in our agreement with Foothill Capital. As a result, Foothill Capital has the right to declare an event of default and demand immediate repayment of the loan. Foothill Capital continues to advance funds under the line of credit, however we would not be able to repay the line of credit should Foothill Capital demand repayment.

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

OTHER RISK FACTORS

The market for thin client products and similar products that facilitate access to data over networks is highly competitive. We experience significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the thin client computing market has intensified over the past several years, resulting in price reductions and reduced profit margins. We expect this intense competition to continue, and there can be no assurance that we will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases. There is the possibility that competition in the future could come from companies not currently in the market or with greater resources than ours which could adversely effect our operating results.

Our long-term viability could effect potential customers willingness to purchase from us which would adversely effect our operating results.

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

We rely increasingly on independent distributors and resellers for the distribution of our products. In early 1996, we experienced significant returns of our software products from our distributors. Although controls have since been improved, there can be no assurance that we will not experience some level of returns in the future. In addition, there can be no assurance that our distributors and resellers will continue their current relationships with us or that they will not give higher priority to the sale of other products, which could include products of our competitors. A reduction in sales effort or discontinuance of sales of our products by our distributors and resellers could lead to reduced sales and could adversely affect our operating results. In addition, there can be no assurance as to the continued viability or the financial stability of our distributors and resellers, our ability to retain our existing distributors and resellers or our ability to add distributors and resellers in the future. An increasing percentage of our revenue and accounts receivable are concentrated in a relatively small number of these distributors.

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

A majority of our international sales are denominated in Euros. These sales are subject to exchange rate fluctuations which could affect our operating results negatively or positively, depending on the value of the U.S. dollar against the Euro. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing certain countries do not protect our products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that these factors will not have an adverse effect on our future international sales and, consequently, on our operating results.

Our success depends to a significant degree upon the continuing contributions of our senior management and other key employees. We believe that our future success will depend in large part on our ability to attract and retain highly-skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, integrating and retaining such personnel. We believe that concerns about our current financial strength could deter potential hires from seeking employment with us and has resulted in the loss of a number of employees over the past several months. Failure to attract and retain key personnel could have a material, adverse effect on our business, operating results or financial condition.

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

We have announced that we have become engaged in exploring several strategic alternatives intended to enhance shareholder value. We have not entered into any agreement or commitment with respect to any such strategic alternatives and may be unsuccessful in our efforts to do so. Any failure to successfully conclude a strategic transaction could diminish our reputation in the marketplace and leave us vulnerable to continuing deterioration in our financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk sensitive instruments as of June 30, 2000 are primarily exposed to interest rate risks. Because of the short-term maturity of these instruments, a 100 basis point change in related interest rates would not have a material effect on their fair value.

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

                         NETWORK COMPUTING DEVICES, INC.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 31, 2000.

(a) The following four persons nominated by management were elected as directors at the meeting:

         Robert G. Gilbertson
         Douglas H. Klein
         Stephen A. MacDonald
         Rudolph G. Morin

(b) A proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 1999 Stock Option Plan by 500,000 shares was approved by a vote of 13,184,098 shares for, 1,592,514 shares against and 65,622 shares abstaining.

(c) A proposal to increase the number of shares of Common Stock reserved for issuance under the Company's 1992 Employee Stock Purchase Plan by 200,000 shares was approved by a vote of 14,247,049 shares for, 524,408 shares against and 70,777 shares abstaining.

(d) A proposal to ratify the selection of KPMG LLP as independent auditors of the Company for the current fiscal year was approved by a vote of 14,694,216 shares for, 125,499 shares against, and 22,519 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

     Exhibit 27        Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the three-month period ended June 30, 2000.

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

                                     Network Computing Devices, Inc.
                                     (Registrant)

Date:  August 14, 2000

                                     By:   /s/ Gregory S. Wood
                                           ----------------------
                                           Gregory S. Wood
                                           Vice President, Chief Financial
                                           Officer and Secretary (Duly
                                           Authorized and Principal Financial
                                           and Accounting Officer)