Form 10-Q
period 2000-09-30
NETWORK COMPUTING DEVICES INC
filed 2000-11-14
CIK 886138

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 2000

                                       or

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

                                  Yes X    No __
                                     ---

The number of shares outstanding of the Registrant's Common Stock was 16,710,509 at September 30, 2000

                         NETWORK COMPUTING DEVICES, INC.




                                      INDEX




                               DESCRIPTION                                                           PAGE NUMBER
_______________________________________________________________________________                      ___________
Cover Page                                                                                                1

Index                                                                                                     2

Part I: Financial Information

     Item 1: Financial Statements

             Condensed Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999                                                                   3

             Condensed Consolidated Statements of Operations for the Three-and
                  Nine-Month Periods Ended September 30, 2000 and 1999                                    4

             Condensed Consolidated Statements of Cash Flows for the
                  Nine-Month Periods Ended September 30, 2000 and 1999                                    5

             Notes to Condensed Consolidated Financial Statements                                         6

     Item 2: Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                        8

     Item 3: Quantitative and Qualitative Disclosure about Market Risk                                   15

Part II: Other Information

     Item 6: Exhibits and Reports on Form 8-K                                                            16

Signature                                                                                                17

                         NETWORK COMPUTING DEVICES, INC.

                          PART I: FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                     ASSETS
                                                                      September 30,                December 31,
                                                                          2000                        1999
                                                                      --------------              -------------
Current assets:
  Cash and cash equivalents                                             $       704                 $     4,781
  Short-term investments                                                        333                       3,558
  Accounts receivable, net                                                   10,947                      21,987
  Inventories                                                                 9,343                      15,082
  Other current assets                                                        3,886                       4,532
                                                                      --------------              -------------
Total current assets                                                         25,213                      49,940

Property and equipment, net                                                   2,350                       3,651
Other assets                                                                  2,654                       3,173
                                                                      --------------              -------------
Total assets                                                            $    30,217                 $    56,764
                                                                      ==============              =============


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $     6,463                 $    10,419
  Accrued expenses                                                            5,477                       4,739
  Deferred revenue                                                            2,684                       3,384
  Notes payable                                                               7,165                           -
  Other current liabilities                                                     439                         346
                                                                      --------------              -------------
Total current liabilities                                                    22,228                      18,888


Shareholders' equity:
  Common stock                                                                   17                          16
  Capital in excess of par                                                   62,130                      61,333
  Accumulated deficit                                                       (54,158)                    (23,473)
                                                                      --------------              --------------
Total shareholders' equity                                                    7,989                      37,876
                                                                      --------------              --------------
Total liabilities and shareholders' equity                              $    30,217                 $    56,764
                                                                      ==============              ==============





                             See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                     -----------------------------------     -----------------------------------
                                                          2000                1999                2000                1999
                                                     ---------------     ---------------     ---------------     ---------------
Net revenues:
    Hardware products and services                     $      9,611        $     26,859        $     34,467        $     74,985
    Software licenses and services                            1,467               2,433               3,511               8,605
                                                     ---------------     ---------------     ---------------     ---------------
Total net revenues                                           11,078              29,292              37,978              83,590
Cost of revenues:
    Hardware products and services                            7,856              17,103              30,041              46,892
    Software licenses and services                               54                 644                 309               2,390
                                                     ---------------     ---------------     ---------------     ---------------
Total cost of revenues                                        7,910              17,747              30,350              49,282
                                                     ---------------     ---------------     ---------------     ---------------
Gross margin                                                  3,168              11,545               7,628              34,308
Operating expenses:
  Research and development                                    1,399               3,097               7,514               9,808
  Marketing and selling                                       3,831               7,451              17,700              24,431
  General and administrative                                  1,877               1,585               6,331               4,768
  Business restructuring                                      1,645                   -               4,206                   -
  Acquired in-process research and development                    -                   -               1,800                   -
                                                     ---------------     ---------------     ---------------     ---------------
Total operating expenses                                      8,752              12,133              37,551              39,007
                                                     ---------------     ---------------     ---------------     ---------------

Operating loss                                               (5,584)               (588)            (29,923)             (4,699)
Interest income (expense), net                                 (191)                125                (314)                465
                                                     ---------------     ---------------     ---------------     ---------------

Loss before income taxes                                     (5,775)               (463)            (30,237)             (4,234)
Provision for income taxes                                       97               6,951                 448               6,951
                                                     ---------------     ---------------     ---------------     ---------------
Net loss                                               $     (5,872)       $     (7,414)       $    (30,685)       $    (11,185)
                                                     ===============     ===============     ===============     ===============


Net loss per share
  Basic and diluted                                    $      (0.35)       $      (0.46)       $      (1.85)       $      (0.69)
                                                     ===============     ===============     ===============     ===============
Shares used in per share computations
  Basic and diluted                                          16,710              16,219              16,628              16,136
                                                     ===============     ===============     ===============     ===============


                            See accompanying notes.

                        NETWORK COMPUTING DEVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                        2000               1999
                                                                    -----------          ----------
Cash flows from operations:
  Net loss                                                          $   (30,685)       $   (11,185)

  Reconciliation of net loss to cash used in operations:
    In process research and development charge                            1,800                  -
    Depreciation and amortization                                         2,160              2,655
    Non cash restructuring charge                                           336                  -
    Increase in valuation allowance on deferred tax assets                    -              6,951
    Charges in:
      Accounts receivable, net                                           11,040               (259)
      Inventories                                                         5,739             (1,590)
      Refundable and deferred income tax assets                               -               (329)
      Other current assets                                                  446               (486)
      Accounts payable                                                     (656)             3,491
      Accrued expenses                                                      738             (1,434)
      Deferred revenue                                                     (700)              (892)
      Other current liabilities                                             162                 36
                                                                    -----------          ----------
  Cash used in operations                                                (9,620)            (3,042)
  Cash flows from investing activities:
      Acquisition of business                                            (2,224)                 -
      Purchases of short-term investments                                  (998)           (10,463)
      Sales and maturities of short-term investments                      4,223             19,744
      Changes in other assets                                               417               (869)
      Property and equipment purchases                                     (469)            (2,173)
                                                                    -----------          ----------
  Cash provided by investing activities                                     949              6,239
  Cash flows from financing activities:
      Principal payments on capital lease obligations                       (69)               (67)
      Proceeds from short-term debt                                      25,248                  -
      Principal payments on short-term debt                             (21,383)                 -
      Repurchases of common stock                                             -               (704)
      Proceeds from issuance of stock, net                                  798               1,327
                                                                    -----------          ----------
  Cash provided by financing activities                                   4,594                 556
                                                                    -----------          ----------
  Increase (decrease) in cash and equivalents                            (4,077)              3,753
  Cash and equivalents:
     Beginning of period                                                  4,781               8,553
                                                                    -----------          ----------
     End of period                                                  $       704          $   12,306
                                                                    ===========          ==========




                            See accompanying notes.

                         NETWORK COMPUTING DEVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




BASIS OF PRESENTATION

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring entries, which in the opinion of management are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our 1999 Annual Report on Form 10-K. The consolidated results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

NET LOSS PER SHARE

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding, when dilutive, using the treasury stock method. At September 30, 2000 and 1999 there were 4,538,936 and 4,909,562 options and warrants outstanding, respectively, that could potentially dilute earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those periods.

INVENTORIES

Inventories, stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):



                                                                     September 30,       December 31,
                                                                            2000             1999
                                                                     -------------       ------------
         Purchased components and sub-assemblies                          $6,271           $9,825
         Work in process                                                     657              826
         Finished goods                                                    2,415            4,431
                                                                           -----            -----
                                                                          $9,343          $15,082
                                                                           -----           ------

MAJOR CUSTOMERS AND OPERATING SEGMENTS

The Company has one operating segment, thin clients.

The percentages of total net revenues represented by sales to major customers are as follows:

                                         THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------          -------------------------------
                                            2000                1999                 2000                 1999
                                         --------            -----------          --------               --------
Adtcom                                       25%                 19%                  22%                 16%
Tech Data                                     1%                 16%                  14%                 15%
UCSI Distribution                             6%                  3%                  11%                  3%
Ingram Micro                                 17%                 10%                   7%                  8%
IBM                                           1%                 13%                   4%                 12%

                         NETWORK COMPUTING DEVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gross accounts receivable as a percentage of total gross accounts receivable for major customers are as follows:


                                                       SEPTEMBER 30, 2000                        DECEMBER 31, 1999
                                                       ------------------                        -----------------
Adtcom                                                        32%                                       31%
Tech Data                                                     16%                                       17%
UCSI Distribution                                             15%                                        7%
Ingram Micro                                                  12%                                       14%

RESTRUCTURING CHARGE

On March 31, 2000 we announced a restructuring plan involving a general reduction in workforce affecting all classes of employees and exiting certain leased facilities. In connection with the plan, we recorded a restructuring charge of $2.6 million consisting of $2.4 million for employee separation costs and $0.2 million for facility exit costs. During the three months ended September 30, 2000, we paid $0.5 million of the accrued restructuring liability leaving unpaid cash charges of $0.7 million and unpaid noncash charges of $0.1 million included in accrued liabilities as of September 30, 2000. The restructuring plan is expected to be completed by the end of the fourth quarter of 2000.

During the third quarter of 2000 we undertook additional restructuring actions involving a general reduction in workforce affecting all classes of employees, exiting certain leased facilities and discontinuing development activities related to several product lines. In connection with these actions, we recorded restructuring charges of $1.6 million consisting of cash charges of $1.0 million for employee separation costs and $0.2 million for facility exit costs, and non cash charges of $0.4 million related to the discontinued product lines, including the recognition of an impairment loss of $0.3 million on the intangibles attributable to our purchase of Multiplicity LLC. During the three months ended September 30, 2000 we paid $0.4 million of the accrued restructuring liability leaving unpaid cash charges of $0.8 million included in accrued liabilities as of September 30, 2000. The restructuring plan is expected to be completed by mid 2001.

CONVERSION OF ACCOUNTS PAYABLE

In August 2000 we concluded an agreement with SCI Technology, Inc., ("SCI") a subsidiary of SCI Systems, Inc., to convert $3.3 million of our accounts payable to them into a thirteen-month note. This note bears interest at 6.5% per annum and the outstanding principal can be converted into shares of our common stock at the option of SCI anytime during the note period.

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

In January 2000, we acquired the assets of Multiplicity LLC, a privately held developer of advanced server management software for Microsoft's Windows NT and Windows 2000 operating systems. The acquisition has been accounted for using the purchase method. The purchase price was $2.2 million plus a stream of future payments based on revenue for the four year period following the acquisition. $1.8 million of the purchase price was allocated to purchased in-process research and development and $0.4 million was allocated to other intangible assets. Multiplicity LLC provided strategic performance analysis and capacity planning solutions for networked Windows NT and Windows 2000 servers. These solutions gave customers system measurement and management that enabled troubleshooting, analysis, administration and planning to help IT organizations improve end-user service levels. During the third quarter of 2000, due to a change in strategic direction and cash constraints, we discontinued development efforts on the Multiplicity product line and recorded a related restructuring charge for the impairment of the purchased intangibles.

In April 2000, we finalized an alliance agreement with Hewlett-Packard Company whereby HP will sell our products through its indirect sales channel and direct sales force worldwide. HP will market our network computers, our line of Windows-based terminals and related software.

We continue to sell network application terminals to IBM for resale pursuant to a joint development agreement dated June 27, 1996 (the "IBM Agreement"). The IBM agreement provides for IBM to purchase a substantial portion of its requirements for such products from us through December 31, 2000.

At September 30, 2000 we had cash and short-term investments of $1.0 million. During the years ended December 31, 1998 and 1999 and the nine months ended September 30, 2000, we incurred losses of $9.1 million, $16.3 million, and $30.7 million, respectively, and during those periods our cash and cash equivalents decreased by $11.2 million, $5.3 million and $4.1 million, respectively. Based on these factors, among others, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain continued financing and ultimately to achieve profitability and positive cash flow.

To reduce our operating expenses, in March we announced a 20% across-the-board reduction in our workforce and recorded a restructuring charge. In the third quarter we recorded a further restructuring charge of $1.6 million. This charge included severance related to further headcount reductions, facility closure costs, and non cash charges related to discontinued product lines, including an impairment loss on the intangibles attributable to our purchase of Multiplicity LLC.

On March 30, 2000 we secured a working capital line of credit with Wells Fargo Bank's Foothill Capital subsidiary. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75%. The amount that can be borrowed at any given time is determined by the balance of our accounts receivable as well as our compliance with specified financial covenants. Accordingly, this line of credit may not be sufficient to enable us to continue as a going concern. As of October 31, 2000, we owed Foothill Capital approximately $5.9 million and we were in breach of the tangible net worth covenant set forth in our agreement with Foothill Capital. As a result, Foothill Capital has the right to declare an event of default and demand immediate repayment of the loan. Foothill Capital continues to advance funds under the line of credit, however we would not be able to repay the line should Foothill Capital demand repayment.

In August 2000 we concluded an agreement with SCI Technology, Inc., ("SCI") a subsidiary of SCI Systems, Inc., to convert $3.3 million of our accounts payable to them into a thirteen-month note. This note bears interest at 6.5% per annum and the outstanding principal can be converted into shares of our common stock at the option of SCI anytime during the note period.

We continue to seek new sources of equity capital. However, no assurance can be given that any such transaction will result from these activities. Such financing could be highly dilutive to our existing shareholders. Any failure to successfully conclude a financing transaction could result in our inability to continue as a going concern.

RESULTS OF OPERATIONS

TOTAL NET REVENUES

Total net revenue represents sales to customers of hardware and software product and the related service and support. Total net revenues for the third quarters of 2000 and 1999 were $11.1 million and $29.3 million, respectively, representing a decrease of 62%, and $38.0 million and $83.6 million for the first nine months of 2000 and 1999, respectively, representing a decrease of 55%. Our principal customers in the third quarter of 2000 included Adtcom and Ingram Micro, who accounted for 25% and 17% of our revenues, respectively. In the third quarter of 1999 Adtcom, Tech Data, IBM and Ingram Micro, accounted for 19%, 16%, 13% and 10% of our revenues, respectively. For the first nine months of 2000 Adtcom, Tech Data and UCSI Distribution accounted for 22%, 14%, and 11% of our revenues respectively, while in the first nine months of 1999 Adtcom, Tech Data and IBM accounted for 16%, 15% and 12% of our revenue, respectively.

HARDWARE REVENUES

Hardware revenues are primarily from the sale of thin client products, and to a lesser extent, related service activities. Revenues were $9.6 million and $26.9 million for the third quarters of 2000 and 1999, respectively, and $34.5 million and $75.0 million for the first nine months of 2000 and 1999, respectively. Hardware revenues declined across all product lines. This revenue decline is due in part to a drop in demand for our network computers, lower sales of windows-based terminals to distributors, and continued declines in sales to IBM.

SOFTWARE REVENUES

Software revenues are primarily from the sale and licensing of THINPATH and other software products and related support services. Revenues from software and related services were $1.5 million and $2.4 million for the third quarters of 2000 and 1999, respectively, and $3.5 million and $8.6 million for the first nine months of 2000 and 1999, respectively. This decrease primarily reflects the transition from the sale of the Citrix-based Wincenter software to the sale of software developed in-house. The third quarter of 2000 included $0.6 million of net revenue related to a single sale of a license to certain of our software.

GROSS MARGIN ON HARDWARE REVENUES

Gross margin on hardware revenues represents net revenues less cost of revenues related to hardware products and services. Gross margin on hardware revenues was $1.8 million and $9.8 million for the third quarters of 2000 and 1999, respectively, and $4.4 million and $28.1 million for the first nine months of 2000 and 1999, respectively. Our gross margin percentages on hardware revenues were 18% and 36% for the third quarters of 2000 and 1999, respectively, and 13% and 37% for the first nine months of 2000 and 1999, respectively. Most of the decline in margin was due to the lower revenues for the quarter. Continued pricing pressures on our Windows-based terminals and lower overhead absorption due to the lower volumes this quarter also contributed to the decline.

GROSS MARGIN ON SOFTWARE REVENUES

Gross margin on software revenues represents net revenues less cost of revenues related to software license and services. Gross margin on software revenues was $1.4 million and $1.8 million for the third quarters of 2000 and 1999, respectively, and $3.2 million and $6.2 million for the first nine months of 2000 and 1999, respectively. This decline was across all product lines. Our gross margin percentages on software revenues were 96% and 74% for the third quarters of 2000 and 1999, respectively, and 91% and 72% for the first nine months of 2000 and 1999, respectively. The improvement in gross margin percentage reflects the move from the sale of licensed software product to the sale of our branded software, which sell at higher margins than our licensed software product, and the single sale of a license to certain of our software.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses consist primarily of software and hardware development costs. R&D expenses were $1.4 million and $3.1 million for the third quarters of 2000 and 1999, respectively, and $7.5 million and $9.8 million for the first nine months of 2000 and 1999, respectively. The decrease in spending for R&D was the result of decreased headcount.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses represent the expenses incurred to promote and sell our product. Marketing and selling expenses were $3.8 million and $7.5 million for the third quarters of 2000 and 1999, respectively, and $17.7 million and $24.4 million for the first nine months of 2000 and 1999, respectively. The decrease in marketing and selling expenses relates to decreasing headcount, lower revenue, and lower spending on advertising, public relations and other marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative ("G&A") expenses consist of expenses not directly related to the development, manufacture or sale of our product. G&A expenses were $1.9 million and $1.6 million for the third quarters of 2000 and 1999, respectively, and $6.3 million and $4.8 million for the first nine months of 2000 and 1999, respectively. The increase in the third quarter of 2000 is significantly the result of foreign currency losses of $0.4 million. Bad debt expense of $0.6 million and foreign currency losses of $0.7 million, offset by a reduction in employee based expenses of $0.5 million contributed to the increase in expenses during the first nine months of 2000, when compared to the first nine months of 1999. Intangibles amortization expense, related to the acquisition of Tektronix Inc.'s Network Displays business in December 1998 and Multiplicity LLC in January 2000, was $0.1 million for the third quarters of 2000 and 1999, respectively, and $0.4 million and $0.3 million for the first nine months of 2000 and 1999, respectively.

CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with our acquisition of Multiplicity LLC on January 7, 2000, approximately $1.8 million of the total purchase consideration was allocated to the value of in-process research and development. The amounts allocated were determined through established valuation techniques in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no alternative uses exist. The in-process research and development project acquired in the acquisition of Multiplicity LLC consisted of development of a line of advanced server management software for Microsoft's Windows NT and Windows 2000 operating systems. During the third quarter of 2000, due to a change in strategic direction and cash constraints, we discontinued the Multiplicity product line and all research and development on these products ceased.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net was ($191,000) and $125,000 for the third quarters of 2000 and 1999, respectively, and ($314,000) and $465,000 for the first nine months of 2000 and 1999, respectively. The changes were due to lower average balances in interest-bearing accounts and interest expense on the line of credit with Foothill Capital and note payable to SCI Technology, Inc.

INCOME TAXES AND INCOME TAX BENEFIT

The provision for income taxes in the third quarter of 2000 is for foreign income taxes. We continue to generate tax net operating loss carryforwards for the United States federal and state jurisdictions. However, no assets have been recognized in respect of these carryforwards because continued losses create uncertainty about our ability to generate sufficient taxable income to realize the related benefits.

FINANCIAL CONDITION

Total assets of $30.2 million at September 30, 2000 decreased from $56.8 million at December 31, 1999. The change in total assets primarily reflects decreases in cash and short-term investments of $7.3 million, accounts receivable of $11.0 million, and inventories of $5.7 million. Total current liabilities of $22.2 million as of September 30, 2000 increased by $3.3 million, or 18%, from $18.9 million at December 31, 1999. The change was primarily related to increases in accrued expenses of $0.7 million related to the unpaid portion of the restructuring charge and notes payable of $3.9 million related to the line of credit with Foothill Capital and the note payable to SCI Technology, Inc., offset by a decrease in accounts payable and deferred revenue of $0.7 million and $0.7 million, respectively.

CAPITAL REQUIREMENTS

Capital spending requirements for the remainder of 2000 are estimated at approximately $0.1 million.

LIQUIDITY

As of September 30, 2000, we had combined cash, cash equivalents and short-term investments totaling $1.0 million, with $3.9 million drawn under our line of credit with Foothill Capital. Cash used in operations was $9.6 million in the first nine months of 2000 compared to $3.0 million in the first nine months of 1999. In the first nine months of 2000, a decrease in accounts payable of $0.7 million and a net loss of $30.7 million were only partially offset by a decrease in accounts receivable and inventories of $11.0 million and $5.7 million, respectively, and an increase in accrued expenses of $0.7 million. In the first nine months of 1999, an increase in inventories of $1.6 million, a decrease in accrued expenses of $1.4 million, and a net loss of $11.2 million were only partially offset by an increase in accounts payable of $3.5 million. Cash flows provided from investing activities in the first nine months of 2000 of $0.9 million are principally the result of sales and maturities of short-term investments of $4.2 million offset by the $2.2 million of cash used to acquire Multiplicity LLC and purchases of short-term investments of $1.0 million. Cash provided by investing activities for the first nine months of 1999 of $6.2 million is primarily the result of sales and maturities of short-term investments of $19.7 million offset by purchases of capital equipment of $2.2 million, and purchases of short-term investments of $10.5 million. Cash flows provided by financing activities of $4.6 million in the first nine months of 2000 primarily reflects $3.9 million in proceeds from the line of credit, net of repayments, and $0.8 million from sales of stock under our employee stock option and stock purchase plans.

Based on the factors discussed above, among others, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain continued financing and ultimately to achieve profitability and positive cash flow.

On March 30, 2000, we obtained a working capital line of credit from Foothill Capital, which provides us with up to $15.0 million of available credit subject to the conditions described below. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75%. The amount that can be borrowed at any given time is determined by the balance of our qualifying accounts receivable. As of October 31, 2000, we owed Foothill Capital approximately $5.9 million and we were in breach of the tangible net worth covenant set forth in our agreement with Foothill Capital. As a result, Foothill Capital has the right to declare an event of default and demand immediate repayment of the loan. Foothill Capital continues to advance funds under the line of credit, however we would not be able to repay the line should Foothill Capital demand repayment.

In August 2000 we concluded an agreement with SCI Technology, Inc., ("SCI") a subsidiary of SCI Systems, Inc., to convert $3.3 million of our accounts payable to them into a thirteen-month note. This note bears interest at 6.5% per annum and the outstanding principal can be converted into shares of our common stock at the option of SCI anytime during the note period.

We continue to explore new sources of equity capital. However, no assurance can be given that any such transaction will result from these activities. Such financing could be highly dilutive to our existing shareholders. Any failure to successfully conclude a financing transaction could result in our inability to continue as a going concern.

Our capital requirements will depend on many factors, including but not limited to the market acceptance of our product, the response of our competitors to our product and our ability to grow software revenue. These factors, in turn, may be adversely affected by doubts about our ability to continue as a going concern. We will be required to seek additional financing before we achieve positive cash flow or in order to comply with covenants under the line of credit. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain continued financing and ultimately to achieve profitability and positive cash flow. No assurance can be given that additional financing will be available, or that if available, it will be available on terms acceptable to our shareholders or us.

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

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (FIN 44)." The provisions of FIN 44 are effective July 1, 2000. The adoption of this standard did not impact the accounting for any stock-based awards granted to date.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation date of SAB 101. We must adopt SAB 101 no later than in the fourth quarter of 2000. We have not determined the impact that SAB 101 will have on our financial statements.

FUTURE PERFORMANCE AND RISK FACTORS

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

LIQUIDITY

At September 30, 2000 we had cash and cash equivalents and short-term investments of approximately $1.0 million. During the years ended December 31, 1998 and 1999 and the nine months ended September 30, 2000, we incurred losses of approximately $9.1 million, $16.3 million and $30.7 million, respectively, and during those periods our cash and cash equivalents decreased by approximately $11.2 million, $5.3 million and $4.1 million, respectively, while our short-term debt increased by -0-, -0-, and $7.2 million, respectively. Based on these factors, among others, there is substantial doubt about our ability to continue as a going concern. Our ability to continue, as a going concern is dependent on our ability to raise additional capital or obtain continued financing in the near term and ultimately to achieve profitability and positive cash flow. To reduce our operating expenses, in March we implemented a 20% across-the-board reduction in our workforce. Subsequently we reduced our headcount further.

Additionally, we obtained a line of credit with Foothill Capital. However, the continued availability of this line of credit is subject to conditions that we may not be able to satisfy. Other sources of financing may not be available in the near future, or may be available only on terms that are highly dilutive to our stockholders. As of October 31, 2000, we owed Foothill Capital approximately $5.9 million and we were in breach of the tangible net worth covenant set forth in our agreement with Foothill Capital. As a result, Foothill Capital has the right to declare an event of default and demand immediate repayment of the loan. Foothill Capital continues to advance funds under the line of credit, however we would not be able to repay the line should Foothill Capital demand repayment.

In August 2000 we concluded an agreement with SCI Technology, Inc., ("SCI") a subsidiary of SCI Systems, Inc., to convert $3.3 million of our accounts payable to them into a thirteen-month note. This note bears interest at 6.5% per annum and the outstanding principal can be converted into shares of our common stock at the option of SCI anytime during the note period.

We continue to explore new sources of equity capital. However, no assurance can be given that any such transaction will result from these activities. Such financing could be highly dilutive to our existing shareholders. Any failure to successfully conclude a financing transaction could result in our inability to continue as a going concern.

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

Concern over our long-term viability could affect potential customers' willingness to purchase products from us, which could adversely effect our operating results.

Our success depends to a significant degree upon the continuing contributions of our senior management and other key employees. We believe that our future success will depend in large part on our ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting, integrating and retaining such personnel. We believe that concerns about our current financial strength could deter potential hires from seeking employment with us, and has resulted in the loss of a number of management and other employees over the past several months. Failure to attract and retain key personnel could have a material, adverse effect on our business, operating results or financial condition.

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

Our common stock is currently trading below $1.00 on the NASDAQ National Market (the "NNM"). Should the trading price continue to remain under $1.00, The NASDAQ Stock Market may take action to terminate the listing of our stock on the NNM. Such delisting would adversely affect the liquidity of our common stock in the public markets and could substantially increase the volatility of the trading price.

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

Most of our international sales are denominated in Euros. These sales are subject to exchange rate fluctuations which could affect our operating results negatively or positively, depending on the value of the U.S. dollar against the Euro. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations and managing accounts receivable.

The laws of certain countries do not protect our products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that these factors will not have an adverse effect on our future international sales and, consequently, on our operating results.

We continue to explore new sources of equity capital. However, no assurance can be given that any such transaction will result from these activities. Such financing could be highly dilutive to our existing shareholders. Any failure to successfully conclude a financing transaction could result in our inability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk sensitive instruments as of September 30, 2000 are primarily exposed to interest rate risks. Because of the short-term maturity of these instruments, a 100 basis point change in related interest rates would not have a material effect on their fair value.

Effective January 2000, a majority of our international sales are denominated in Euros. These sales are subject to exchange rate fluctuations which could affect our operating results negatively or positively, depending on the value of the U.S. dollar against the Euro. The declining value of the euro against the dollar has had a significant impact on our results during 2000.

                         NETWORK COMPUTING DEVICES, INC.




                           PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

     Exhibit 4.1 Convertible Promissory Note dated August 31, 2000 with SCI Technology, Inc.

     Exhibit 4.2 Registration Rights Agreement dated August 31, 2000 with SCI Technology, Inc.

     Exhibit 10.54 Convertible Promissory Note dated August 31, 2000 with SCI Technology, Inc. (Reference is made to Exhibit 4.1.)

     Exhibit 10.55 Registration Rights Agreement dated August 31, 2000 with SCI Technology, Inc. (Reference is made to Exhibit 4.2)

     Exhibit 27      Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the three-month period ended September 30, 2000:

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

                                    Network Computing Devices, Inc.
                                    (Registrant)

Date:  November 14, 2000

                                   By:  /s/ Gregory S. Wood
                                        ---------------------------
                                        Gregory S. Wood
                                        Vice President, Chief Financial Officer
                                        and Secretary (Duly Authorized and
                                        Principal Financial and
                                        Accounting Officer)