Form 10-K
period 2000-12-31
NETWORK COMPUTING DEVICES INC
filed 2001-04-02
CIK 886138

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2000

/ /  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the  transition period from           to
                                                          ----------  ----------

                         Commission File Number 0-20124

                         NETWORK COMPUTING DEVICES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   77-0177255
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

              301 RAVENDALE DRIVE, MOUNTAIN VIEW, CALIFORNIA 94043
               (Address of principal executive offices) (Zip Code)

                              (650) 694-0650
              (Registrant's telephone number, including area code)

            Securities registered pursuant to 12(b) of the Act: None

               Securities registered pursuant to 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 2001, as reported on the Nasdaq Stock Market, was approximately $4,313,645. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2001, 17,613,237 shares of the registrant's Common Stock and 220,000 shares of Convertible Preferred Stock, Series B, were outstanding.

                       Documents Incorporated by Reference

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Network Computing Devices, Inc. (the "Proxy Statement") scheduled to be held on or about May 23, 2001, are incorporated by reference in Part III of this Report on Form 10-K.

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

ITEM 1.  BUSINESS.

GENERAL

     Network Computing Devices, Inc. provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. Our product line includes the NCD THINSTAR line of Windows-based terminals, the NCD EXPLORA, NC200, NC400 AND NC900 network computers. On the software side we offer the NCD THINPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Windows servers. Some of the software products were part of the NCD THINSTAR software family in 1998; they have been re-named and were announced in March 1999 as part of the THINPATH software family. Our thin clients, THINPATH software, and installation and support services are a combination that delivers a fully integrated desktop solution to companies seeking a low-cost, easy to manage, simple to use, high performance user experience. Since introducing our first product in 1989, we have installed over 1,000,000 thin clients worldwide.

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

     Over the last several years, a number of important developments occurred which expanded the potential markets for network computing systems. First, the availability of the powerful Pentium microprocessor enabled the development of complex Windows-based systems. The thin client model was solidified by the introduction of the "lean client" initiative, Intel's thin client architecture, demonstrating its support for thin clients and its investment in us to work on the realization of the lean client initiative. Second, Microsoft NT Server software, combined with Microsoft-authorized multi-user software such as Citrix MetaFrame and NCD THINPATH, became available to support multi-user Windows applications. In September 1998, Microsoft demonstrated its support of the thin client computing model with its introduction of Windows NT 4.0 server, Terminal Server Edition (Windows Terminal Server) and its support of the development of Windows CE-based thin clients to access these servers. This has been followed and significantly enhanced by their subsequent integration of Terminal Services into Windows 2000, enabling thin clients to more easily access Windows applications from any Windows server. Third, the rapid growth of the Internet and Internet-based computing has popularized the concept of remote computing and created new interest in the thin client computing model.

     With the centralization of applications in this client computing model, much greater emphasis is placed on the management of servers that support increasing numbers of users for their mission critical applications. This has created new market opportunities for server monitoring and management software products.

     Looking further forward, the emphasis on development of a "web services" model for computing where programs and objects are distributed across the internet will allow a new class of desktop device based on a browser to become a dominant force in the access device market and provide opportunities for the NCD ThinSTAR and NC products which contain a local browser.

     With the rapid evolution of the internet, more companies are looking at deploying thin client applications through web-based interfaces which is driving the deployment of distributed web servers based on various technologies such as Intel and National Semiconductor microprocessors, operating systems from Microsoft and Sun, as well as the Linux operating system.

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

     With the continuing proliferation of increasingly powerful and low-cost PCs in large organizations, we identified a demand for software products to enable DOS-based and Windows-based PCs to emulate X terminals for use in predominantly UNIX environments. In order to address this market, in 1992 we acquired Graphic Software Systems, a pioneer in the development of X software for PCs. In 1993, we introduced PC-XWARE, its initial PC-UNIX integration software product. PC-XWARE is based on our NCDWARE X terminal operating environment and provides network connectivity using an NCD-developed TCP/IP software stack. NCD now offers versions of PC-XWARE for WINDOWS 3.1 through WINDOWS 2000 as well as WINDOWS NT users in addition to its new version, NCD THINPATH X-WARE, a part of its NCD THINPATH software family.

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

     In August 2000, we repositioned our ThinPATH software to concentrate on client-side management and feature extension, re-establishing a strategic relationship with Citrix Systems. As a result, we deemphasized products which were centered on a server-based software strategy, including the Multiplicity product, and we discontinued Multiplicity's operations in September 2000.

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

     X-terminals were developed to allow multiple users to access UNIX applications on servers without the burden of expensive UNIX workstations on their desktop. When Windows applications became a requirement, these users were required to add a bulky and expensive PC to their desk space. We introduced NCD WINCENTER to provide Windows NT access from the already existing X-terminal of the UNIX users. With Microsoft Windows NT Server 4.0, Terminal Server Edition ("TSE"), UNIX users can still access Windows applications through Citrix Metaframe protocol with NCD WINCENTER for Metaframe.

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

     INTRANET ENVIRONMENTS. Many companies employ multiple operating environments on their corporate network, including intranet and Internet connectivity. This capability facilitates employee collaboration and allows access to the enormous information resources that exist around the company and around the world. NCD thin clients and NCD THINPATH software are offered as a means of providing cost-effective, easy to maintain access to all of these resources. NCD THINSTAR Windows-based terminals are optimized to access all resources through

Microsoft Windows Terminal Server, while the NCD NC200 and NCD NC400 network computers are optimized for browser access. The NCD EXPLORA class of network terminals provide cost-effective access to X-based applications. The NCD THINPATH family of software provides emulators to permit PCs and NCD THINSTAR terminals to access virtually any server, to permit easy network management and to provide support for local peripheral devices on NCD THINSTAR and desktop PCs.

PRODUCTS

THIN CLIENT HARDWARE PRODUCTS

     We offer a broad line of thin client products that provide businesses and other enterprises with an open systems approach to network computing based on our Network Computing Architecture. Our thin client devices include NCD THINSTAR Windows-based terminals, NC200, NC400 AND NC900 network computers and EXPLORA network terminals.

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

     NCD THINSTAR 200, THINSTAR 300 AND THINSTAR 400. Windows-based terminals were the first family of thin clients introduced with the Windows CE operating system kernel. The THINSTAR 300 was the first thin client to employ the Intel lean client architecture that we developed under an agreement with Intel. This model provides higher performance than the THINSTAR 200, and can support a greater number of peripheral devices. THINSTAR 400 is the first Windows-based terminal to provide an internal PCI slot for expendability and offers increased performance over the THINSTAR 300. The THINSTAR 450 PRO will support Microsoft WBT Professional with Windows NT Embedded. In January 2001, we announced plans to bring a new family of Windows-based terminal products to market based on the National Semiconductor Geode integrated chipset.

     Our NCD NC200, NC400, AND NC900 network computers, and the
EXPLORA 700 devices, are high-performance network computers that are targeted at customers who want browser access to the network or who have a Java requirement. The NC200/400 are a line of network computers acquired in the 1998 acquisition of the Tektronix Network Displays business unit. In June 2000, we introduced the NC900 to be a replacement and upgrade for the NC200 and NC400 products. This new product is intended to consolidate and simplify our NC product offering while providing improved performance to the user. All of these models are based on powerful MIPS processors.

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

     NCD THINPATH SOFTWARE. We offer a family of client-based and server-based software products that deliver capabilities that are important to enterprises deploying the emerging thin client computing model. The series of software modules allows Windows-based terminals and PCs to emulate virtually any desktop device so that they can access any server on the network, regardless of its operating system. This software is designed to make centralized management and support of the network easier, and to permit support of local printers and other peripheral devices on Windows-based terminals and PCs without adding protocol software to Microsoft's Terminal Server.

     NCD PC-XWARE. NCD PC-XWARE is software for Windows PCs that provides connectivity to X Windows applications running on UNIX host systems. We offer versions of NCD PC-XWARE for WINDOWS 3.1, WINDOWS 95 and WINDOWS NT. NCD PC-XWARE is based on our NCDWARE network computing software and offers many of the same local applications and network management features.

PRODUCT DEVELOPMENT

     We believe that we must simplify and enhance our existing line of thin client and software products and continue developing new hardware and software products that incorporate the latest improvements in technology in order to maintain our position as a major supplier of thin client solutions and expand the market for this class of computing and information access products. Accordingly, we are committed to investing resources in software and hardware development activities.

     Our current development programs include:

     o Server and client software for making thin client devices and PCs easy to deploy and manage in multi-user Windows NT environments,

     o Server and client software for connecting thin client devices and PCs to a broad range of applications running on Windows NT and legacy systems,

     o Windows-based terminals with and without integrated browsers based on the National Semiconductor Geode chipset,

     o Extension of the browser capability on the ThinSTAR Windows-based terminals and support for future Microsoft embedded operating systems including Windows CE 3.0, 4.0 and NT Embedded, and

     o   Continued feature enhancements of network computer platforms.

     There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Performance and Risk Factors--New Product Development and Timely Introduction of New and Enhanced Products."

     During 2000, 1999 and 1998, the Company's research and development expenditures were $8,393,000, $12,935,000, and $13,213,000, respectively. The significant decrease in R&D expenses resulted from our reduction in R&D personnel. We expect to spend approximately $3.3 million in R&D in 2001.

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

     Our marketing team is organized around our channel market program, participation in selected trade shows, conferences and seminars, significant press and analyst contacts both in the technology and business areas, telemarketing activities and an increasing focus on web-based activities, including electronic commerce.

     International sales, including sales to foreign OEM customers, represented approximately 40%, 40% and 35% of our net revenues during 2000, 1999 and 1998, respectively. International sales may be subject to government controls and other risks, including export licenses, federal restrictions on the export of critical technology, changes in demand resulting from currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. To date, we have experienced no material difficulties due to these factors.

     We also sell our products to OEMs who combine our products with computers and peripherals, add application software and sell complete computer systems to end-users. OEM sales represented approximately 2%, 9%, and 29% of our revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

     In 2000 Adtcom and Tech Data accounted for 31% and 11%, respectively of our net revenues. In 1999 Adtcom and Tech Data accounted for 18% and 15%, respectively of our net revenue. IBM accounted for 29% of our net revenues in 1998.

SERVICE AND SUPPORT

     We believe that our ability to provide service and support is and will continue to be an important element in the marketing of our products. We maintain in-house repair facilities and also provide telephone and e-mail access to our technical support staff. Our six technical support engineers not only provide assistance in diagnosing problems but work closely with customers to address system integration issues and to assist customers in increasing the efficiency and productivity of their systems. We provide system level software support through our factory-based technical maintenance organization and field system engineers, and also offer software update services that allow customers to purchase subsequent releases of our software products. Teleplan, a leading European service organization, provide repair services for our European customers. Cybersource, a leading Australian service organization, provides certain repair services for our Australian customers.

COMPETITION

     The market for thin client products and similar products is characterized by rapidly changing technology and by evolving industry standards. Although we are a major supplier of thin client computing systems and software, we experience significant competition from other thin client manufacturers, suppliers of personal computers and workstations and from software developers.

     In the Windows-based terminal area, our major competitor is Wyse Technology, Inc. We believe that our principal competitive advantages are our integrated hardware and software offerings and our networking core competence and our recognized product reliability. Server manufacturers who offer thin client products may have advantages over independent thin client vendors, including us, based on their ability to "bundle" their thin clients, personal computers and servers in certain large sales opportunities. We are addressing this competitive threat by forming marketing partnerships with suppliers of the various pieces of such solutions not provided by us. We also compete with private label products based on the Wyse offering from Compaq Computer Corp. Other competitors selling windows-based terminals include Boundless Technologies and Neoware.

     At the low end of the commercial segment of the computer market, we compete with suppliers of lower-cost ASCII and 3270 terminals. These products do not offer the graphics and windowing capabilities offered by our thin client systems, but are still appealing to certain price sensitive customers. Moreover, PC networks offer an alternate means of upgrading from ASCII and 3270 terminal systems in many commercial applications.

     Our NCD ThinPATH family of products faces competition from Microsoft and Citrix, which have added functionality such as printing and audio to their thin client software products, as well as from other terminal vendors that have enhanced their [network] management offerings. While we believe that our products' features give them a competitive advantage over these other companies' products, we believe this gap is narrowing and are seeking to add capabilities in additional areas to maintain our competitive advantage.

     NCD PC-XWARE software products face direct competition from several software companies that offer similar products, including Hummingbird Communications, Ltd., a Canadian company, Visionware, a subsidiary of The Santa Cruz Operation, Inc., NetManage, Inc., and Walker, Ritchie, Quinn, a privately-held company.

     In general, competition in the thin client computing market has intensified over the past few years, resulting in price reductions, reduced profit margins and increased efforts to maintain market share, which have adversely affected our operating results. In addition, intense competition from alternative desktop computing products, particularly personal computers, has slowed the growth of the thin client computing market. We expect this intense competition to continue. There can be no assurance that we will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases.

MANUFACTURING AND SUPPLIES

     We conduct certain thin client production activities at our Mountain View, California facility. These operations consist primarily of final reconfiguration of systems and shipping consolidation and logistics. With respect to early production of new products, we also conduct assembly and configuration, testing and quality control of material, components, sub-assemblies and systems on a small scale to monitor and ensure product quality and ease of manufacture of a new design. NCD ships its product to a third party logistics center located in The Netherlands who in turn ships to our European distributors.

     We currently obtain substantially all of our thin client products from a single supplier located in Thailand. That manufacturer tests our thin clients in a network environment using a NCD internally developed, computer integrated manufacturing ("CIM") system. In addition, they employ a statistical process control system ("SPC") to maintain quality control

     Our products incorporate memory components, such as video random access memory chips ("VRAMs") that are available from multiple sources but have been subject to substantial fluctuations in availability and price. Certain other components, including microprocessors and ASICs, though generally available from multiple sources, are subject to industry-wide demand that could result in limited availability or significant fluctuations in pricing. To date, these fluctuations have not had a material effect on our operating results and we have been able to obtain an adequate supply of such components.

     We currently outsource the reproduction and packaging of our software to vendors located in California.

BACKLOG

     We schedule the manufacture of our thin client products based upon our projections of near-term demand. Orders from large end-users and OEMs are generally placed by the customer on an as-needed basis, and we typically ship products within 45 days after receipt of a firm purchase order. We do not generally have a significant backlog, and our backlog at any particular time, or fluctuations in backlog from time to time, may not be representative of actual sales for any succeeding period.

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

INVENTORY

     We sell our products primarily through channels and thus have placed inventory of our products into distribution. Efforts are made to have the inventory in distribution reflect the expected pattern of near-term demand from reseller partners. The Company provides its distributors with certain programs including stock rotation and sales protection. Under these programs, the distributor, for a limited time may return a limited amount of inventory to the Company for replacement or obtain credits for inventory still on hand in the event of a price change. In addition, it is possible that the inventory mix will not be correct, causing a delay in the shipment of products to end user customers and possible loss of orders.

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

EMPLOYEES

     As of December 31, 2000, we had 138 full-time employees, of whom 10 were primarily engaged in research and development, 21 in service and technical support, 50 in marketing and sales, 33 in operations and 24 in administration and finance. None of our employees are represented by a collective bargaining agent. We have experienced no work stoppages and believe that our employee relations are good.

     Competition for employees in the computer and software industries is intense. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical, marketing and management personnel.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information with respect to our executive officers, and their ages as of March 30, 2001:

NAME                                        AGE   POSITION
Rudolph G. Morin.........................   63    President and Chief Executive Officer
Michael A. Garner........................   54    Chief Financial Officer

     Mr. Morin has served as President and Chief Executive Officer since August 1999. Prior to that Mr. Morin had served as Executive Vice President, Operations & Finance and Chief Financial Officer since joining us in May 1996. Prior to joining us, Mr. Morin served as Senior Vice President, Finance and Administration for Memorex Telex Corporation from 1993 to 1996. Prior thereto, he worked at Data Switch, where he was Executive Vice President. Mr. Morin's background also includes more than ten years with Thyssen Bornemisza Inc. as head of corporate development and general manager of several of its subsidiaries. Mr. Morin holds MBAs from INSEAD and Harvard.

     Mr. Garner joined us as Chief Financial Officer in November 2000. He is also a partner with Tatum CFO Partners, LLP. From 1990 to 1999, Mr. Garner served as Senior Vice President, CFO and member of the Board of Directors for Direct Energy, Inc., a high technology manufacturer of lasers for medical and industrial applications. Prior to this, he served in various executive level capacities at several high tech companies. His earlier experience includes positions with KPMG LLP, in both Orange County, California and Kansas City, Missouri offices. Mr. Garner graduated with honors from Northwest Missouri State University with a BS in Accounting and a minor in Economics. He is a CPA and a member of the American Institute of Certified Public Accountants.

ITEM 2.  PROPERTIES.

     During the second quarter of 2000 we consolidated our principal administrative, marketing, manufacturing and research and development operations to a single location in Mountain View, California. The facility, which comprises 67,000 square feet, is under a lease which provides for a gross rent of approximately $651,000 and expires February 2003. During the second quarter of 2000 we also consolidated our software operations to a single location in Portland, Oregon. The facility, which comprises 16,817 square feet, is under a lease which provides for an annual gross rent of approximately $164,000 and expires in October 2003. We also lease a 20,000 square foot facility in Novato, California which expires in July 2001. The entire facility which is currently being subleased to third parties, provides for an annual gross rent of approximately $564,000. We believe that our existing facilities are adequate for our present requirements and that suitable additional space will be available as needed. Our field sales and service offices worldwide consist of leased office space totaling approximately 14,000 square feet, with current aggregate gross rents of approximately $530,000.

ITEM 3.  LEGAL PROCEEDINGS.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET PRICE DATA

     Our Common Stock was traded on the Nasdaq Stock Market under the symbol "NCDI" since our initial public offering in June 1992 through March 20, 2001. Our Common Stock is currently traded over-the-counter and is listed on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock on such market:

                                      HIGH              LOW
                                      ----              ---
2000:

         First Quarter                $ 8.8750          $ 4.6250
         Second Quarter                 5.1875            1.2500
         Third Quarter                  2.5320            0.8125
         Fourth Quarter                 0.8750            0.1250

1999:

         First Quarter                $ 8.00            $ 4.50
         Second Quarter                 7.00              4.25
         Third Quarter                  5.4375            4.25
         Fourth Quarter                 9.00              3.875

The closing sale price for the Common Stock on February 28, 2001 was $0.2812.

     As of February 28, 2001, we had 189 holders of record and approximately 4,500 beneficial holders of our Common Stock and 17,613,237 shares of Common Stock were outstanding.

     On March 20, 2001, our Common Stock was delisted from the Nasdaq National Market due to the failure to maintain a minimum bid price of $1.00 per share. Our Common Stock is now trading on the OTC Bulletin Board, which is considered to be less liquid and more volatile than the Nasdaq National Market.

     The market price of our Common Stock has fluctuated significantly and is subject to significant fluctuations in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Performance and Risk Factors."

RECENT SALES OF UNREGISTERED SECURITIES

     In September 2000 we issued a $3,300,000 convertible promissory note to SCI Technology, Inc. in exchange for SCI's cancellation of a like amount of accounts receivable owed by us. The note is due and payable in October 2001, and the principal is convertible into shares of our Common Stock at the holder's election at the rate of one share for each $1.00 in principal converted.

     In December 2000 we issued 750,000 shares of Common Stock to Tektronix, Inc. as part of a mutual settlement of claims.

     Also in December 2000, we sold 220,000 shares of Series B Preferred Stock and warrants to purchase 600,000 shares of Common Stock to Guenther Pfaff for an aggregate sale price of $1,500,000 in cash. Each share of Preferred Stock is convertible into 10 shares of our Common Stock at any time upon the election of the holder. The warrants have an exercise price of $.75 per share and expire in December 2005.

     No underwriters were involved in any of the foregoing transactions. All of the foregoing issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

DIVIDEND POLICY

     We have never paid cash dividends on our Common Stock. We currently expect that we will retain our future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future on Common Stock.

     On December 28, 2000, we issued 220,000 shares of Series B Preferred Stock which calls for an annual cumulative dividend of $.41 per share. Dividends are payable when and as declared by the Board of Directors but accrue semi-annually if not paid.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                           2000           1999           1998          1997           1996
                                                           ----           ----           ----          ----           ----
                                                                        (in thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net revenues ......................................     $  49,263      $ 109,030      $ 105,596      $ 133,400     $ 120,608
Operating income (loss) ...........................       (32,697)        (9,707)       (13,446)         1,736       (17,241)
Income (loss) before income taxes .................       (32,377)        (9,143)        (9,761)         3,831        (8,721)
Net income (loss) .................................       (32,652)       (16,259)        (9,103)         2,681        (5,232)
Net income (loss) per share--basic ................         (1.96)         (1.00)         (0.56)          0.16         (0.32)
Net income (loss) per share--diluted ..............         (1.96)         (1.00)         (0.56)          0.15         (0.32)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments..     $   1,758      $   8,339      $  21,359      $  31,480     $  35,671
Working capital ...................................         3,641         31,052         41,097         53,811        60,981
Total assets ......................................        26,852         56,764         75,146         86,514        85,693
Capital lease obligations, less current portion ...          --             --               69            160           314
Total shareholders' equity ........................         7,773         37,876         52,523         60,519        67,425

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

RECENT DEVELOPMENTS

     In prior years significant revenues were generated under an Agreement with IBM. In 1999, the Agreement was modified to reduce sales to IBM and fiscal year 2000 saw continuing declines in the revenue generated under the IBM Agreement as that relationship wound down.

     In January 2000, we acquired the assets of Multiplicity LLC, a privately held developer of advanced server management software for Microsoft's Windows NT and Windows 2000 operating systems. The acquisition was accounted for using the purchase method. The purchase price was approximately $2.2 million plus a stream of future payments based on revenue for the four year period following the acquisition. $1.8 million of the purchase price was allocated to purchased in-progress research and development and $.4 million was allocated to other intangible assets.

     On March 30, 2000, we finalized a working capital line of credit with a major financial institution, which provides us with up to $15.0 million of available credit. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75% (10.25% on December 31, 2000). The amount that can be borrowed at any given time is determined by the balance of aging, location and other factors of our accounts receivable. The total available and total outstanding loan was approximately $4.6 million at December 31, 2000.

     On March 31, 2000 we announced a restructuring plan involving a general reduction in workforce affecting all classes of employees and exiting certain leased facilities. In connection with the plan, we recorded a restructuring charge of $2.6 million consisting of $2.4 million for employee separation costs and $0.2 million for facility exit costs.

     During the third quarter of 2000 we undertook additional restructuring actions involving a general reduction in workforce affecting all classes of employees, exiting certain leased facilities and discontinuing development activities related to several product lines. In connection with these actions, we recorded restructuring charges of $1.6 million consisting of cash charges of $1.0 million for employee separation costs and $0.2 million for facility exit costs, and non cash charges of $0.4 million related to the discontinued product lines, including the recognition of an impairment loss of $0.3 million on certain intangibles attributable to our purchase of Multiplicity LLC. During the year ended December 31, 2000 we paid $2.9 million of the accrued restructuring liability leaving unpaid cash charges of $0.4 million included in accrued liabilities as of December 31, 2000. After a revaluation of the remaining cash liability, a credit to restructuring expense of $.5 million was recorded in the fourth quarter. The restructuring plan is expected to be completed by the fourth quarter of 2001.

     In April 2000, we finalized an alliance agreement with Hewlett- Packard Company (HP) whereby HP will sell our products through its indirect sales channel and direct sales force worldwide. HP will market our network computers, our line of Windows-based terminal and related software.

     In August 2000, we concluded an agreement with SCI Technology, Inc., ("SCI") a subsidiary of SCI Systems, Inc., to convert $3.3 million of our accounts payable to SCI into a thirteen-month note. This note bears interest at 6.5% per annum and the outstanding principal can be converted into shares of our common stock at the rate of $1.00 per share at the option of SCI anytime during the note period.

     In December 2000, we raised $1,500,000 in capital through a private placement of 220,000 shares of Series B Convertible Preferred Stock with an investor who was elected a member of the Company's board of directors on January 11, 2001. The Preferred shares are entitled to dividends of $.41 per annum, which accrue semi-annually if not paid. Each share of Preferred Stock is convertible into ten shares of Common Stock at the election of the holder. In connection with this private placement, the purchaser also received warrants to purchase 600,000 shares of Common Stock at $.75 per share. The warrants expire on December 28, 2005. The fair value of the warrants was clearly not significant and the entire $1,500,000 was allocated to the fair value of the Preferred Stock.

     In December 2000, we entered into a mutual settlement of all claims with Tektronix. The claims represented unpaid commitments for both parties. As part of the settlement, we issued 750,000 shares of Common Stock to Tektronix (as a vendor). A gain on the settlement of $821,000 was recorded in December 2000.


RESULTS OF OPERATIONS

     The following table sets forth certain items in our consolidated statements of operations as a percentage of net revenues for the periods indicated. Figures are rounded to the nearest whole percentage, and line items presenting subtotal and total percentages may therefore differ, due to rounding, from the sum of the percentages for each line item.

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                                -------------------------
                                                                                                2000      1999       1998
                                                                                                ----      ----       ----
Net revenues:
   Hardware products and services.......................................................         90%        90%        77%
   Software licenses and services.......................................................         10%        10%        23%
                                                                                                ---        ---        ---

      Total net revenues................................................................        100%       100%       100%
                                                                                                ----       ----       ----
Cost of revenues:
   Hardware products and services.......................................................         78%        58%        56%
   Software licenses and services.......................................................          2%         3%         7%
                                                                                                 --         --         --

      Total cost of revenues............................................................         80%        61%        63%
                                                                                                 ---        ---        ---

Gross profit............................................................................         20%        39%        37%
Operating expenses:
   Research and development.............................................................         17%        12%        13%
   Marketing and selling................................................................         43%        30%        29%
   General and administrative...........................................................         15%         6%         5%
   Business restructuring...............................................................         7%          --         1%
   Acquired in-process research and development.........................................          4%         --         1%
   Gain on settlement...................................................................         (2%)        --         --
                                                                                                ----         --         --

      Total operating expenses..........................................................         84%        48%        49%
                                                                                                 ---        ---        ---

Operating  loss.........................................................................        (65)%       (9)%      (13)%
Non-operating income,   gains and (losses), net.........................................         (1)%        1%         3%
                                                                                                ----         --         --

Income (loss) before income taxes.......................................................        (66)%       (8)%       (9)%
Provision for income taxes (income tax benefit).........................................          --         7%        (1)%
                                                                                                  --        --        ----

Net loss................................................................................        (66)%      (15)%       (9)%
                                                                                                =====      =====      ====

TOTAL NET REVENUES

     Total net revenues for 2000 were $49.3 million, a decrease of 55% from 1999 net revenues of $109.0 million. Net revenues for 1999 increased by 3% compared to 1998 net revenues of $105.6 million. International revenues were 40% of total net revenues for 2000 and 1999, representing an increase from 35% in 1998. Sales to Adtcom and Tech Data accounted for 31% and 11% in 2000 and for 18% and 15% in 1999 revenues, respectively. Sales to IBM accounted for 29% of revenues in 1998.

HARDWARE REVENUES

     Hardware revenues consist primarily of revenues from the sale of thin client products, related hardware, and to a lesser extent, fees for related hardware service activities. Hardware revenues were $44.6 million in 2000, a decrease of 55% from $98.5 million for 1999. The decrease in hardware revenues is due to a significant drop in the demand for our network computers, reduced sales of Windows-based terminals to distributors, and continued decline in sales to IBM. 1999 hardware revenues represented an increase of 21% compared to revenues of $81.2 million in 1998. The increase in revenues in 1999 compared to 1998 reflects increased shipments of Windows-based terminals and NC's partially offset by a decrease in shipments under the IBM Agreement. The increase in shipments of NC's was a result of the acquisition of product lines acquired from Tektronix.

SOFTWARE REVENUES

     Software revenues consist primarily of revenues from the licensing of software products and related support services. Software products that are included in revenue for the periods presented are (i) NCD THINPATH, (ii) NCD WINCENTER, our multi-user WINDOWS NT application server software, (iii) NCD PC-XWARE, our thin client software for PCs, and (iv) NCDWARE, our proprietary thin client software. Revenues from software and related services were $4.7 million in 2000, a decrease of 55% compared to $10.5 million for 1999. 1999 software revenues decreased by 57% compared to revenues of $24.4 million in 1998. The most significant decrease in 2000 and 1999 was in the NCD WINCENTER product line because of the loss of our OEM relationship with Citrix ended on September 30, 1998.

GROSS MARGIN ON HARDWARE REVENUES

     Our gross margin percentages on hardware revenues were 14%, 36% and 27% for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in gross margin percentages in 2000 is attributed to lower revenues, and continued pricing pressures on our Windows-based terminals. The increase in margin in 1999 primarily reflects the decrease in sales of products to IBM on an OEM basis, and an increase in sales of higher margin NCD branded products.

GROSS MARGIN ON SOFTWARE REVENUES

     Our gross margin percentages on software revenues were 77%, 75% and 68% for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in 2000 and 1999 when compared to 1998 is the result of a move to our branded products that do not rely on licensed technology and therefore have lower costs. We still have a few products that use technology licensed from third parties on a royalty-bearing basis. Software cost of sales includes royalties, packaging, materials and shipping costs.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development ("R&D") expenses were $8.4 million, $12.9 million and $13.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in R&D spending was the result of reduced salary and employee benefit expenses associated with the reduction in our R&D personnel. As a percentage of net revenues, R&D expenses were 17%, 12% and 13% for 2000, 1999 and 1998, respectively. The higher percentage in 2000 resulted from the significant decline in net revenues.

MARKETING AND SELLING EXPENSES

     Marketing and selling expenses were $21.2 million, $33.0 million and $31.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000, resulted from our cost reduction plans and the closure of a number of our U.S. and foreign sales offices. The increase of $1.9 million in 1999 compared to 1998 was the result of increased employee based expenses that resulted from the Tektronix acquisition. As a percentage of net revenues, marketing and selling expenses were 43%, 30% and 29% for 2000, 1999 and 1998, respectively. The higher percentage in 2000 resulted from the significant decline in net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative ("G&A") expenses were $7.2 million, $6.9 million and $5.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. As a percentage of net revenues, G&A expenses were 14%, 6%, and 5% for the years ended December 31, 2000, 1999 and 1998, respectively. The higher percentage in 2000 resulted from the significant decline in net revenues coupled with a $0.8 million loss on foreign currency translation due to the weakening of the Euro in comparison to the US dollar and a $0.2 million loss on the disposal of assets in connection with the downsizing of our operations.

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

     During the third quarter of 2000 we undertook additional restructuring actions involving a general reduction in workforce affecting all classes of employees, exiting certain leased facilities and discontinuing development activities related to several product lines. In connection with these actions, we recorded restructuring charges of $1.6 million consisting of cash charges of $1.0 million for employee separation costs and $0.2 million for facility exit costs, and non cash charges of $0.4 million related to the discontinued product lines, including the recognition of an impairment loss of $0.3 million on the intangibles attributable to our purchase of Multiplicity LLC. After a revaluation of the remaining cash liability, a credit to restructuring expense of $.5 million was recorded in the fourth quarter of 2000. During the year ended December 31, 2000 we paid $2.9 million of the accrued restructuring liability leaving unpaid cash charges of $0.4 million included in accrued liabilities as of December 31, 2000. The restructuring plan is expected to be completed by the fourth quarter of 2001. As a result of the restructuring, We reduced our workforce by over 200 employees and our leased facilities in Mountain View, California were reduced by approximately 86,000 square feet.

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

     During the first quarter of 2000, we incurred a charge of $1.8 million of in-progress research and development associated with the acquisition of Multiplicity LLC in January, 2000. The amount allocated to in-progress research and development was determined by a third party assessment using established techniques for the high-technology industry.

INTEREST INCOME (EXPENSE), NET

     Interest income, net of interest expense, was $(500,000), $600,000 and $1,600,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The continuing decrease in interest income relates primarily to decreased average balances in interest-earning accounts. Interest expense increased to $600,000 in 2000 as a result of our working capital line of credit and convertible note payable while interest income decreased to $100,000.

OTHER INCOME, NET

     Other income includes non-operating income, net of non-operating expense. A $0.8 million gain on the settlement of claims and counter claims with Tektronix was recorded in the year ended December 31, 2000. Other income for 1998 reflects the sale of our interest in Precept Software, Inc. after Precept was acquired by Cisco Systems in March 1998, resulting in a net gain of approximately $2.1 million.

INCOME TAXES AND INCOME TAX BENEFIT

     We recognized an income tax provision of $.3 million and $7.1 million in 2000 and 1999, respectively, compared to an income tax benefit of $0.7 million in 1998. During 2000 and 1999, we increased the valuation allowance to provide a full reserve against all of our gross deferred tax assets because operating losses created uncertainty about our ability to generate sufficient taxable income to utilize our deferred tax assets. This charge, which was recorded in 2000 and 1999 and foreign income taxes, comprise the 2000 and 1999 tax provision. See Note 8 of the "Notes to Consolidated Financial Statements."

FINANCIAL CONDITION

     Total assets of $26.9 million at December 31, 2000 decreased $29.9 million from $56.8 million at December 31, 1999. The change in total assets reflects decreases in cash and equivalents of $3.4 million, short-term investments of $3.2 million, accounts receivable of $12.8 million, inventory of $7.4 million, prepaid assets of $1.9 million and property and equipment of $2.1 million. Total liabilities as of December 31, 2000 increased by $200,000 to $19.1 million from $18.9 million at December 31, 1999.

CAPITAL REQUIREMENTS

     Capital spending requirements for 2001 are estimated at equal to or less than $0.4 million, and at December 31, 2000, we had no commitments for capital expenditures. We expect to finance these capital additions with financing leases.

LIQUIDITY

     As of December 31, 2000, we had combined cash and equivalents and short-term investments totaling $1.8, and $7.9 million in bank ($4.6 million) and other debt ($3.3 million). Cash used in operations was $11.3 million and $10.9 million in 2000 and 1999, respectively, compared to cash used in operations of $5.8 million in 1998. Cash used in operations in 2000 primarily reflects our net loss of $32.7 million plus decreases in accrued expenses and deferred service revenue totaling $3.2 million offset in part by decreases in accounts receivable, inventories and prepaid expenses totaling $21.8 million, an increase in accounts payable of $2.3 million, non-cash expenditures for depreciation and amortization of $2.8 million, and a write-off of acquired in-process R&D of $1.8 million. Cash used in operations in 1999 primarily reflects our net loss of $16.3 million plus decreases in accrued expenses and deferred revenues of $3.9 million, deferred income taxes of $6.6 million and depreciation and amortization of $3.6 million. Cash used in operations in 1998 reflects our net loss of $9.1 million and decreases in accrued expenses and deferred revenues of $3.2 million and $2.2 million, respectively, partially offset by decreases in inventories and accounts receivable of $5.8 million and $3.6 million net of provisions, respectively. Cash flows from investing activities in 2000 came from the net sales of short-term securities offset by the purchase of property and equipment of $0.7 million. Cash provided by investing activities in 1999 of $4.1 million primarily came from the net sales of short-term investments offset by purchases of property and equipment of $2.7 million. Cash used in investing activities in 1998 of $3.6 million primarily reflects the cash portion of the acquisition of NWD of $3.0 million. Cash from financing activities in 2000 result from the working capital line of credit of $4.6 million and proceeds from the issuance of Common Stock of $0.8 million. The proceeds from the sale of Preferred Stock of $1.5 million was received on January 2, 2001 and is included as a receivable in other current assets as of December 31, 2000. Cash provided by financing activities of $1.5 million in 1999 were provided mainly from the proceeds from the issuance of common stock. Cash used in financing activities in 1998 of $1.7 million reflects repurchases of $10.7 million of our common stock, partially offset by investments in our common stock.

     On March 30, 2000, we finalized a working capital line of credit with a major financial institution, which provides us with up to $15.0 million of available credit. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75% (10.25% at December 31, 2000). The amount that can be borrowed at any given time is determined by the balance of our aging, location and other factors of accounts receivable. The outstanding loan was approximately $4.6 million, which represented the maximum available to borrow at December 31, 2000. We are currently negotiating its draw down terms with the lender to provide additional funds.

     Our capital requirements will depend on many factors, including but not limited to the market acceptance of our product, the response of our competitors to our product and our ability to continue to grow software revenue. In addition to the financing we received in March 2000 and January 2001, we may be required to seek additional financing before we achieve positive cash flow. In that event, no assurance can be given that additional financing will be available, or that if available, it will be available on terms acceptable to us, or our shareholders. If adequate funds are not available to satisfy our short-term or long-term capital requirements we may be required to limit our operations significantly. Our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern. Our line of credit requires that at and only at June 30, 2000 we meet certain financials covenants for which we were not in compliance. The lender waived compliance at that date. Based on the factors discussed above, among other things, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or enhanced or additional financing, and ultimately achieve profitability and/or positive cash flow.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133," established accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. We will adopt the standard no later than the first quarter of fiscal year 2001 and we have determined that the impact will not have a material effect on our financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation date of SAB 101. We adopted SAB 101 in the fourth quarter of 2000. We determined that SAB 101 had no impact on our financial statements.

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

FUTURE PERFORMANCE AND RISK FACTORS

     OUR FUTURE BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING THOSE DESCRIBED BELOW.

EVOLVING THIN CLIENT COMPUTING MARKET

     We derive substantially all of our revenues from the sale of thin client network computing products and related software. Until several years ago, our thin client product offerings primarily focused on the UNIX marketplace using our X protocol. Our introduction of WINCENTER multi-user Windows NT application server software and new, lower-priced thin client network computing devices allowed us to offer thin client network computing systems that provide users with access to Windows applications. Our expansion of our thin client computing model into the Windows-based environment was limited because of our inability to offer an endorsed Microsoft solution within the Windows market prior to the introduction of the Windows-based terminal in June 1998 and intense competition from alternative desktop systems, particularly personal computers, whose selling prices are at historic lows for relatively high performance configurations. Our future success will depend substantially upon increased acceptance of the thin client computing model and the successful marketing of our new thin client computing hardware and software products. There can be no assurance that our new thin client computing products will compete successfully with alternative desktop solutions or that the thin client computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for our thin client computing products would have a material, adverse effect on our business, operating results and financial condition.

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

RELIANCE ON INDEPENDENT DISTRIBUTORS AND RESELLERS

     We rely significantly on independent distributors and resellers for the distribution of our products. In early 1996, we experienced significant returns of our software products from our distributors. Although controls have since been improved, there can be no assurance that we will not experience some level of returns in the future. In addition, there can be no assurance that our distributors and resellers will continue their current relationships with us or that they will not give higher priority to the sale of other products, which could include products of our competitors. A reduction in sales effort or discontinuance of sales of our products by our distributors and resellers could lead to reduced sales and could adversely affect our operating results. In addition, there can be no assurance as to the continued viability or the financial stability of our distributors and resellers, our ability to retain our existing distributors and resellers or our ability to add distributors and resellers in the future.

RELIANCE ON INDEPENDENT CONTRACTORS

     We rely on independent contractors for virtually all of the manufacture of our thin client computing products and accessories. Our reliance on these independent contractors limits our control over delivery schedules, quality assurance and product costs. In addition, a number of our independent suppliers are located abroad. Our reliance on these foreign suppliers subjects us to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. We currently obtain all of our thin client computing products from a single supplier located in Thailand. Any significant interruption in the supply of products from this contractor would have a material, adverse effect on our business and operating results. Disruptions in the provision of components by our other suppliers, or other events that would require us to seek alternate sources of supply, could also lead to supply constraints or delays in delivery of our products and adversely affect our operating results. However, the manufacturing process could be relocated to one of their other factories if necessary within a few weeks. The operations of certain of our foreign suppliers were briefly disrupted during 1992 due to political instability in Thailand.

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

INTERNATIONAL SALES

     During 2000 substantially all of our international sales were denominated in Euros. These sales were subject to exchange rate fluctuations which adversely affected our operating results. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations and managing accounts receivable. In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that these factors will not have an adverse effect on our future international sales and, consequently, on our operating results.

     Beginning in 2001, all of our international sales are denominated in U.S. dollars.

     The following represents international sales, through our international distribution channels to end-users in each of the following countries:


                                   2000          1999
                                   ----          ----
France                              20%           26%
Germany                             17%           14%
United Kingdom                      12%           18%
Switzerland                         11%            3%
Scandanavia                         10%            9%
Netherlands                          8%            6%
Australia and New Zealand            6%           11%
Other countries                     16%           13%
                                   ----          ----
Total                              100%          100%
                                   ====          ====

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

VOLATILITY OF STOCK PRICE

     On March 20, 2001, our Common Stock was delisted from the Nasdaq National Market due to the failure to maintain a minimum bid price of $1.00 per share. Our Common Stock is now trading on the OTC Bulletin Board, which is considered to be less liquid and more volatile than the Nasdaq National Market.

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

LIQUIDITY

     On March 30, 2000, we finalized a working capital line of credit with a major financial institution, which provides us with up to $15.0 million of available credit. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75% (10.25% at December 31, 2000). The amount that can be borrowed at any given time is determined by the balance of our aging, location and other factors of accounts receivable. The outstanding balance and maximum availability on the loan was approximately $4.6 million at December 31, 2000. In addition to the financing we received in March 2000, we may be required to seek additional financing before we can achieve positive cash flow. In that event, no assurance can be given that additional financing will be available or that, if available, it will be available on terms acceptable to us, or our shareholders. If adequate funds are not available to satisfy our short-term or long-term capital requirements, we may be required to limit our operations significantly.

ITEM 7A. MARKET RISK

     Our market risk sensitive instruments as of December 31, 2000 are primarily exposed to interest rate risks. Because of the short-term maturities of these instruments, a 100 basis point change in related interest rates would not have a material effect on their fair value.

     Effective January 2001 all of our international sales are denominated in US dollars. We have Euro denominated accounts receivable as of December 31, 2000 which are subject to exchange rate fluctuations when the customer pays in Euros. This will affect our operating results negatively or positively, depending on the value of the U.S. dollar against the Euro.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        PAGE
                                                                                                        ----
Reports of Independent Public Accountants ..........................................................     28
Consolidated Balance Sheets as of December 31, 2000 and 1999 .......................................     30
Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998 .........     31
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998     32
Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 .........     33
Notes to Consolidated Financial Statements .........................................................     34
Supplementary Data: Quarterly Financial Data (Unaudited) ...........................................     46

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Network Computing Devices, Inc. and Subsidiaries
Mountain View, California

We have audited the accompanying consolidated balance sheet of Network Computing Devices, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000. We have also audited Item 14 - Valuation and Qualifying Accounts and Reserves (the Schedule). These consolidated financial statements and the Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the Schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Computing Devices, Inc. and subsidiaries at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule presents fairly in all material respects the information set forth therein.

As discussed in Note 9 in the consolidated financial statements, the Company has one significant vendor that manufacturers a substantial majority of the Company's inventory.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and net capital deficiencies at December 31, 2000. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments related to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


                              /s/ BDO Seidman, LLP

San Francisco, California
February 28, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Network Computing Devices, Inc.

We have audited the accompanying consolidated balance sheet of Network Computing Devices, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Computing Devices, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                     /s/ KPMG LLP




Mountain View, California
February 10, 2000

                         NETWORK COMPUTING DEVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    December 31,
                                                                        --------------------------------------
                                                                              2000                 1999
                                                                        -----------------     ----------------
Current assets:
   Cash and cash equivalents                                                 $     1,419           $    4,781
   Short-term investments                                                            339                3,558
   Accounts receivable, net of allowances of $5,629 and
       $5,301 as of December 31, 2000 and 1999,
       respectively                                                                9,160               21,987
   Inventories                                                                     7,635               15,082
   Prepaid assets                                                                  2,667                4,332
   Other current assets                                                            1,500                  200
                                                                        -----------------     ----------------
Total current assets                                                              22,720               49,940
Property and equipment, net                                                        1,530                3,651
Other assets                                                                       2,602                3,173
                                                                        -----------------     ----------------
                                                                             $    26,852           $   56,764
                                                                        =================     ================
Current liabilities:
   Accounts payable                                                          $     5,545           $   10,419
   Accrued expenses                                                                4,047                4,739
   Deferred revenue                                                                1,297                3,384
   Notes payable                                                                   7,947                    -
   Income taxes payable                                                              243                  277
   Current portion of capital lease obligations                                        -                   69
                                                                        -----------------     ----------------
Total current liabilities                                                         19,079               18,888
Commitments
Shareholders' equity:
   Undesignated preferred stock: 3,000,000 shares authorized;
      no shares issued and outstanding                                                 -                    -
   Convertible preferred stock, $0.001 par value: 290,000 shares authorized; 220,000 shares issued and outstanding as of
       December 31, 2000                                                           1,500                    -
   Common stock, $0.001 par value: 30,000,000 shares authorized;
      17,613,237 and 16,432,921 shares issued and outstanding as of
      December 31, 2000 and 1999, respectively                                        18                   16
   Capital in excess of par value                                                 91,027               89,980
   Treasury stock                                                                (28,647)             (28,647)
   Accumulated deficit                                                           (56,125)             (23,473)
                                                                        -----------------     ----------------
Total shareholders' equity                                                         7,773               37,876
                                                                        -----------------     ----------------
                                                                             $    26,852           $   56,764
                                                                        =================     ================

           See accompanying notes to consolidated financial statements.

                         NETWORK COMPUTING DEVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                        Years Ended December 31,
                                                                           ----------------------------------------------------
                                                                                2000              1999               1998
                                                                           ---------------   ----------------   ---------------
Net revenues:
   Hardware products and services                                              $   44,578         $   98,500        $   81,194
   Software licenses and services                                                   4,685             10,530            24,402
                                                                           ---------------   ----------------   ---------------
Total net revenues                                                                 49,263            109,030           105,596
Cost of revenues:
   Hardware products and services                                                  38,583             63,402            59,337
   Software licenses and services                                                   1,063              2,626             7,693
                                                                           ---------------   ----------------   ---------------
Total cost of revenues                                                             39,646             66,028            67,030
                                                                           ---------------   ----------------   ---------------
Gross profit                                                                        9,617             43,002            38,566
Operating expenses:
   Research and development                                                         8,393             12,935            13,213
   Marketing and selling                                                           21,245             33,027            31,124
   General and administrative                                                       7,197              6,885             5,231
   Business restructuring                                                           3,679              (138)               996
   Acquired in-process research and development                                     1,800                  -             1,448
                                                                           ---------------   ----------------   ---------------
Total operating expenses                                                           42,314             52,709            52,012
                                                                           ---------------   ----------------   ---------------
Operating loss                                                                    (32,697)            (9,707)          (13,446)
 Interest income                                                                      100                564             1,609
 Interest expense                                                                    (601)                 -               (14)
 Other income, net                                                                    821                  -             2,090
                                                                           ---------------   ----------------   ---------------

Loss before income taxes                                                          (32,377)            (9,143)           (9,761)
 Provision for income taxes (income tax benefit)                                      275              7,116             (658)
                                                                           ---------------   ----------------   ---------------
Net loss                                                                      $   (32,652)        $  (16,259)       $   (9,103)
                                                                           ===============   ================   ===============

Basic and diluted earnings per share:
    Net loss per share                                                        $     (1.96)        $    (1.00)       $    (0.56)
                                                                           ===============   ================   ===============
    Weighted average shares used in per share computations                         16,686             16,192            16,393
                                                                           ===============   ================   ===============

           See accompanying notes to consolidated financial statements.

                         NETWORK COMPUTING DEVICES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                        Retained
                                            Preferred Stock    Common Stock      Capital                Earnings        Total
                                           ----------------------------------   In Excess    Treasury  (Accumulated   Shareholders'
                                           Shares    Amount    Shares  Amount     Of Par       Stock     Deficit)       Equity
                                           ------   -------    ------  ------   ---------   ---------  ------------   ------------
Balances as of December 31, 1997             -      $   -      16,284   $  16    $ 75,887   $ (17,273)     $  1,889       $ 60,519

Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan, including related tax
  benefit                                    -          -         384       -       2,150            -            -          2,150

Sale of common stock                         -          -         750       1       6,937            -            -          6,938

Fair value of warrants issued for
  business acquisition                       -          -           -       -       2,690            -            -          2,690

Repurchase and retirement
   of common stock for treasury              -          -     (1,369)     (1)           -     (10,670)            -       (10,671)

Net loss                                     -          -           -       -           -            -      (9,103)        (9,103)
                                           ------   -------    ------  ------   ---------   ----------  -----------   ------------

Balances as of December 31, 1998                               16,049      16      87,664     (27,943)      (7,214)        52,523

Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan                              -          -         335       -       1,560            -            -          1,560

Sale of common stock                         -          -         184       -         756            -            -            756

Repurchase and retirement
   of common stock for treasury              -          -       (135)       -           -        (704)            -          (704)

Net loss                                     -          -           -       -           -            -     (16,259)       (16,259)
                                           ------   -------    ------  ------   ---------   ----------  -----------   ------------

Balances as of December 31, 1999                               16,433      16      89,980     (28,647)     (23,473)         37,876

Sale of Convertible Preferred Stock         220     1,500           -       -           -            -            -          1,500

Issuance of common stock under Stock
  Option Plan and Employee Stock
  Purchase Plan                               -         -         430       1         837            -            -            838

Issuance of common stock in
  Tektronix settlement                        -         -         750       1         210            -            -            211

Net loss                                      -         -           -       -           -            -     (32,652)       (32,652)
                                           ------   -------    ------  ------   ---------   ----------  -----------   ------------
Balances as of December 31, 2000           220      $1,500     17,613   $  18    $ 91,027   $ (28,647)   $ (56,125)       $  7,773

           See accompanying notes to consolidated financial statements.

                         NETWORK COMPUTING DEVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           Years Ended December 31,
                                                                              ---------------------------------------------------
                                                                                  2000               1999              1998
                                                                              --------------    ---------------    --------------
Cash flows from operating activities:
    Net loss                                                                     $ (32,652)         $ (16,259)        $  (9,103)
    Reconciliation of net loss to net cash used in
    operating activities:
       Non-cash restructuring charges (credit)                                         389               (138)               96
       Depreciation and amortization                                                 2,830              3,618             3,022
       Deferred income taxes                                                             -              6,622              (820)
       Gain on settlement                                                             (821)
       Gain on sale of investment                                                        -                  -            (2,090)
       Loss on disposal of fixed assets                                                543
       Impairment charge on notes receivable                                             -                300                 -
       Acquired in-process research and development                                  1,800                  -             1,448
       Provision for doubtful accounts, sales returns &
       allowances, net                                                                 328              1,751             (734)
       Changes in:
             Accounts receivable, net                                               12,499             (2,148)           4,292
             Inventories                                                             7,447               (720)           5,782
             Prepaid expenses                                                        1,865                (71)            (278)
             Accounts payable                                                       (2,342)               (19)          (1,729)
             Accrued expenses                                                       (1,081)            (2,081)          (3,195)
             Deferred revenue                                                       (2,087)            (1,765)          (2,182)
             Income taxes payable                                                      (34)                 3             (323)
                                                                              --------------    ---------------    --------------
       Net cash used in operating activities                                       (11,316)           (10,907)          (5,814)
                                                                              --------------    ---------------    --------------

Cash flows from investing activities:
           Purchases of short-term investments                                      (1,359)           (26,010)         (16,229)
           Sales and maturities of short-term investments                            4,578             33,766           15,155
           Changes in other assets                                                                       (135)            (230)
           Issuance of notes receivable                                                                  (839)
           Net proceeds from sale of investment                                                             -            2,402
           Acquisition of business                                                                          -           (3,037)
           Property and equipment purchases                                           (681)            (2,661)          (1,704)
                                                                              --------------    ---------------    --------------

       Net cash provided by (used in) investing activities                           2,538              4,121           (3,643)
                                                                              --------------    ---------------    --------------

Cash flows from financing activities:
           Principal payments on capital lease obligation
                                                                                      (69)                (90)            (155)
           Repurchases of common stock                                                                   (704)          (10,671)
           Proceeds from line of credit                                            37,676
           Payments on line of credit                                             (33,029)
           Proceeds from issuance of stock, net                                       838               2,316             9,088
                                                                              --------------    ---------------    --------------
       Net cash provided by (used in) financing activities                          5,416               1,522            (1,738)
                                                                              --------------    ---------------    --------------

       Decrease in cash and cash equivalents                                       (3,362)             (5,264)          (11,195)
       Cash and cash equivalents:
         Beginning of year                                                          4,781              10,045            21,240
                                                                              --------------    ---------------    --------------
         End of year                                                             $  1,419            $  4,781         $  10,045
                                                                              ==============    ===============    ==============

       Noncash investing and financing activities:
         Fair value of warrants issued for acquisition of business               $      -            $      -         $   2,690
                                                                              ==============    ===============    ==============
         Income tax benefit from employee stock transactions                     $      -            $      -         $     263
                                                                              ==============    ===============    ==============
         Exchange of inventory for note receivable                               $      -            $    160         $       -
                                                                              ==============    ===============    ==============
         Issuance of preferred stock for subscriptions receivable                $  1,500            $      -         $       -
                                                                              ==============    ===============    ==============
         Conversion of accounts payable to note payable                          $  3,300            $      -         $       -
                                                                              ==============    ===============    ==============
         Issuance of common stock to extinguish liability                        $    221            $      -         $       -
                                                                              ==============    ===============    ==============

           See accompanying notes to consolidated financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN UNCERTAINTY Network Computing Devices, Inc. (the "Company") has incurred losses from continuing operations for the year ended December 31, 2000 of approximately $32.7 million. If the Company fails to maintain profitable operations, the Company will need to obtain additional financing. If additional financing is necessary, there is no assurance that the Company will be able to obtain the necessary funds, resulting in an adverse effect on the Company's financial condition. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing as may be required and ultimately to attain profitability. The Company is actively marketing its existing and new products, which it believes will ultimately lead to profitable operations. However, no assurance can be given that these available funds will meet the Company's cash requirements in the future.

DESCRIPTION OF BUSINESS The Company was incorporated on February 17, 1988. We provide thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage and cost effective access to any application from thin client, UNIX and PC desktops. Our product line includes the NCD ThinSTAR Windows-based terminals and NCD Explora, NC200, NC400 and NC900 network computers. On the software side we offer the NCD ThinPath family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Windows servers.

CONSOLIDATION The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The functional currency for the Company and its subsidiaries is the U.S. dollar. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS We consider all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. Cash equivalents at December 31, 2000 and 1999 consist of bank deposits and commercial paper.

SHORT-TERM INVESTMENTS We have classified all of our short-term investments as "available-for-sale" securities. The carrying value of such securities equals the fair market value. The fair value of all securities equals the cost basis, consequently, there are no unrealized gains or losses.

INVENTORIES Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market (net realizable value).

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. Useful lives of two to five years are used for equipment and furniture; demonstration equipment is depreciated over an 18-month period. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the respective assets.

INTANGIBLE ASSETS Intangible assets are included in other assets and are amortized over the economic life of the asset, which is assumed to be a seven year period, on a straight-line basis. Intangible assets include customer lists, workforce in place, non-compete agreements and goodwill associated with acquisitions accounted for under the purchase method.

REVENUE RECOGNITION Revenues on the sale of hardware products and from the licensing of software products are recognized when the title to the products has passed to the customer, generally upon shipment, provided that no significant obligations remain and collection of the resulting receivable is deemed probable. Software license revenues are recognized when a non-cancelable license agreement is in force, the product has shipped, the license fee is determinable and collectibility is reasonably assured. A provision for estimated product returns and warranty costs is established at the time of the sale based on historical return rates adjusted for current economic conditions. Service contract revenues are recognized ratably over the contract period.

RESEARCH AND DEVELOPMENT COSTS Research and development costs are charged to expense when incurred. Costs incurred in the development of new software products and enhancements to existing software products are also expensed as incurred until the technological feasibility of the product has been established. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, and included in other assets. Capitalized software is amortized to operations over eighteen months to three years, based on the expected life of the product. Capitalization ceases when the product is available for release to customers. We had unamortized software licenses of $0 and $126,000 at December 31, 2000 and 1999, respectively. Amortization expense of capitalized software licenses was $126,000, $150,000, and $215,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

USE OF ESTIMATES Our management has made a number of estimates and assumptions relating to the valuation and reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Significant items subject to such estimates include the valuation of allowances for receivables, inventories, warranties and deferred tax assets. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments: Cash and cash equivalents- the carrying amount approximates the fair value Accounts receivable- the carrying amount approximates the fair value Notes payable- the fair value of notes payable approximates cost due to the short period until maturity At December 31, 2000 and 1999, the fair value of the Company's instruments approximate their historical carrying amounts.

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

NET LOSS PER SHARE Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding, when dilutive, using the treasury stock method. At December 31, 2000, 1999 and 1998 there were 4,724,498, 4,676,490 and 4,757,098 options and warrants outstanding, respectively, that could potentially dilute earnings per share ("EPS") in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those years.

STOCK-BASED COMPENSATION We account for our stock-based compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. We will adopt the standard no later than the first quarter of fiscal year 2001 and we have determined that the impact will not have a material effect on our financials statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation date of SAB 101. We adopted SAB 101 in the fourth quarter of 2000. We determined that SAB 101 had no impact on our financial statements

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (FIN 44)." The provisions of FIN 44 are effective July 1, 2000. The adoption of this standard did not impact the accounting for any stock-based awards granted to date.

RECLASSIFICATIONS Certain prior year amounts have been reclassified to conform with current year presentation.


NOTE 2.  ACQUISITIONS

     On December 31, 1998, we acquired Tektronix' Network Displays Business unit ("NWD") for $3.0 million in cash and warrants to purchase one million shares of our common stock over a term of five years at an exercise price of $8.00 per share. The fair value of the warrants issued in the acquisition was calculated using the Black-Scholes pricing model with the following assumptions: contractual life of 5 years, dividend yield of 0%, risk free interest rate of 4.85% and expected volatility of 61.5%. Direct costs of the acquisition totaled approximately $200,000. The acquisition was accounted for as a purchase business combination with a total purchase price of $5.9 million. The purchase price was allocated to $1.7 million of net assets acquired (primarily inventory), $1.4 million to in-process research and development and $2.8 million to other intangible assets are being amortized over a 7 year useful life. In addition to acquiring certain assets of NWD, approximately 83 former NWD employees, primarily in sales, marketing and engineering roles, joined NCD. In conjunction with this acquisition, we undertook various restructuring activities to eliminate redundancies with the acquired business. During 1998, we recorded a charge of approximately $1.0 million related to these restructuring activities. NWD's results of operations have been included in the accompanying financial statements from December 31, 1998. See Note 5 contained herein.

     In January 2000, we acquired the assets of Multiplicity LLC, a privately held developer of advanced server management software for Microsoft's Windows NT and Windows 2000 operating systems. The acquisition has been accounted for using the purchase method. The purchase price was $2.2 million plus a stream of future payments based on revenue for the four year period following the acquisition. Of the purchase price, $1.8 million was allocated to purchased in-process research and development and $0.4 million was allocated to other intangible assets. Multiplicity LLC provided strategic performance analysis and capacity planning solutions for networked Windows NT and Windows 2000 servers. These solutions gave customers system measurement and management that enabled troubleshooting, analysis, administration and planning to help IT organizations improve end-user service levels. During the third quarter of 2000, due to a change in strategic direction and cash constraints, we discontinued development efforts on the Multiplicity product line and recorded a related restructuring charge for the impairment of the purchased intangibles. We expect no additional payments to be made for the acquisition resulting from the contingencies on future revenues.

NOTE 3.  SHORT-TERM INVESTMENTS

     The fair value of short-term investments consisted of the following as of December 31 (in thousands):

                              2000       1999
                              ----       ----
Corporate debt securities     $  339     $3,558
                              ------     ------
                              $  339     $3,558
                              ======     ======

     There were no material unrealized gains or losses at December 31, 2000 and 1999.

     All investments are available-for-sale securities as of December 31, 2000 and mature within one year.



NOTE 4.  CONSOLIDATED BALANCE SHEET AND STATEMENT OF CASH FLOWS COMPONENTS


                                                                            2000       1999
                                                                            ----       ----
Inventories as of December 31 consisted of (in thousands):
         Purchased components and sub-assemblies                          $ 5,642     $ 9,825
         Work in process                                                      657         826
         Finished goods                                                     1,336       4,431
                                                                          -------     -------
                                                                          $ 7,635     $15,082
                                                                          =======     =======


                                                                             2000        1999
                                                                          -------     -------
Property and equipment as of December 31 consisted of (in thousands):
         Office equipment                                                 $ 7,204     $10,039
         Machinery and equipment                                            3,300       5,718
         Demonstration equipment                                            1,785       3,008
         Furniture and fixtures                                             1,105       1,757
         Leasehold improvements                                               439       1,552
                                                                          -------     -------
                                                                           13,833      22,074

Less accumulated depreciation
         and amortization                                                  12,303      18,423
                                                                          -------     -------
                                                                          $ 1,530     $ 3,651
                                                                          =======     =======

                                                                            2000             1999
                                                                            ----             ----
Accrued expenses as of December 31 consisted of (in thousands):
         Payroll-related costs                                            $1,388           $2,465
         Royalties                                                           234              215
         Warranty                                                            493              760
              Restructuring reserve                                          390                         --
              Other accrued expenses                                       1,542            1,299
                                                                         -------            -----
                                                                          $4,047           $4,739
                                                                          ======           ======

     Income taxes paid were $308,000, $496,000 and $283,000 for 2000, 1999 and
1998, respectively. Interest paid was $601,000, $13,000 and $14,400 for 2000,
1999 and 1998, respectively.

NOTE 5.  BUSINESS RESTRUCTURING

     On December 31, 1998, we acquired the Network Displays Business unit of Tektronix, Inc. ("NWD"). As a result of this acquisition, we reduced our workforce and discontinued certain activities that were redundant with the acquired business. As a result of the restructuring action, a charge to operations of $1.0 million was recorded for 1998. The charge, comprising employee severance benefits ($546,000), facility exit costs ($153,000), the write-off of prepaid royalties ($96,000) and the termination of a sales consulting agreement ($201,000), has been reported as an operating expense for 1998. The restructuring plan included the termination of approximately 40 employees, primarily in sales and engineering roles, and the closure of four of our offices in the United States. Total cash charges amounted to $900,000, none of which had been paid as of December 31, 1998 and are included in accrued expenses. By the end of 1999 it was determined that the plan was substantially complete, and an operating credit of $138,000 was recorded.

     On March 31, 2000 we announced a restructuring plan involving a general reduction in workforce affecting all classes of employees and exiting certain leased facilities. In connection with the plan, we recorded a restructuring charge of $2.6 million consisting of $2.4 million for employee separation costs and $0.2 million for facility exit costs.

     During the third quarter of 2000 we undertook additional restructuring actions involving a general reduction in workforce affecting all classes of employees, exiting certain leased facilities and discontinuing development activities related to several product lines. In connection with these actions, we recorded restructuring charges of $1.6 million consisting of cash charges of $1.0 million for employee separation costs and $0.2 million for facility exit costs, and non cash charges of $0.4 million related to the discontinued product lines, including the recognition of an impairment loss of $0.3 million on the intangibles attributable to our purchase of Multiplicity LLC. During the year ended December 31, 2000 we paid $2.9 million of the accrued restructuring liability leaving unpaid cash charges of $0.4 million included in accrued liabilities as of December 31, 2000. After a revaluation of the remaining cash liability, a credit to restructuring expense of $0.5 million was recorded in the fourth quarter. As a result of the restructuring, we reduced our workforce by over 200 employees and our leased manufacturing and office space in Mountain View, California by approximately 86,000 square feet. The restructuring plan is expected to be completed by the fourth quarter of 2001.

NOTE 6. NOTES PAYABLE

     In August 2000 we concluded an agreement with SCI Technology, Inc., ("SCI") a subsidiary of SCI Systems, Inc., to convert $3.3 million of our accounts payable to them into a thirteen-month note. The note was issued in September 2000. This note bears interest at 6.5% per annum and the outstanding principal can be converted into shares of our common stock at the option of SCI anytime during the note period. The conversion price is $1.00 per share.

     On March 30, 2000 we secured a working capital line of credit with Wells Fargo Bank's Foothill Capital subsidiary. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75% (10.25% at December 31, 2000 and throughout the period). The amount that can be borrowed at any given time is determined by the balance of our accounts receivable as well as our compliance with specified financial covenants. Accordingly, this line of credit may not be sufficient to enable us to continue as a going concern. As of December 31, 2000, the total amount available and outstanding to Foothill Capital was approximately $4.6 million. The lender waived breaches in covenants that were in effect at and only at June 30, 2000. We were in compliance with established covenants at December 31, 2000.

NOTE 7.  SHAREHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK In December 2000, through a private placement, 220,000 shares of Convertible Preferred Stock, Series B, were purchased for a $1,500,000 receivable from an investor who was elected to the board of directors on January 11, 2001. The proceeds from the receivable were received by the Company on January 2, 2001. . The Preferred shares are entitled to cumulative dividends of $.41 per annum, which accrue semi-annually if not paid. Each share of Preferred Stock is convertible into ten shares of Common Stock at the election of the holder. In connection with this private placement, 600,000 warrants to purchase share of Common Stock at $.75 per share were issued to the investor. The warrants expire on December 28, 2005.

TEKTRONIX SETTLEMENT In December 2000, we entered into a mutual settlement of all claims with Tektronix. As part of the settlement, we issued 750,000 shares of our Common Stock to Tektronix. A gain on the settlement of $821,000 was recorded in December 2000.

STOCK REPURCHASE PROGRAM In April 1997, our Board of Directors adopted a program to repurchase up to 1,000,000 shares of our common stock during the 12-month period ended April 30, 1998. Repurchases were made under the program using our cash resources. Shares repurchased are available for issuance under our stock plans and for other corporate purposes. In September 1997, the repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $8.38 to $12.00 per share for a total purchase price of $10.7 million. In November 1997, our Board of Directors adopted an additional program to repurchase up to 1,000,000 shares of our common stock during the 12-month period ended October 31, 1998. In July 1998, the second repurchase program was completed with an aggregate of 1,000,000 shares repurchased at prices ranging from $6.50 to $9.63 at a total aggregate price of $8.5 million. In June 1998, we announced an additional program to repurchase up to 750,000 shares of our common stock. Repurchases of 694,800 shares had been made as of December 31, 1999 under the third program at prices ranging from $4.94 to $8.25 at a total aggregate price of $4.4 million. Total repurchases of 2,694,800 shares were made under all three programs at prices ranging from $4.94 to $12.00 per share for a total purchase price of $23.6 million.


STOCK PURCHASE PLAN In 1992, we established the 1992 Employee Stock Purchase Plan and have reserved 1,650,000 shares of common stock for issuance thereunder. During 2000, our Board of Directors increased the amount of shares reserved to 1,850,000. The plan permits eligible employees to purchase common stock through payroll deductions of up to 10 percent of their base earnings. The purchase price of the stock is equal to the lesser of 85% of the fair market value of such shares at the beginning of each six-month offering period (or the commencement of the employee's participation, if later) or the end of such offering period. As of December 31, 2000, 1,752,507 had been issued under this Plan from inception and 284,066 shares were issued in 2000.

     The per share weighted-average fair value of employee stock purchase rights during 2000, 1999 and 1998 was $1.87, $3.10 and $4.95, respectively, on the date of grant using the Black-Scholes model with the following weighted-average assumptions: 2000 - dividend yield of 0%, expected volatility of 124%, risk-free interest rate of between 5.92% and 6.25%, and an expected life of 1 year; 1999 - dividend yield of 0%, expected volatility of 83%, risk-free interest rate of between 4.53% and 5.99%, and an expected life of 1 year; 1998 - dividend yield of 0%, expected volatility of 84%, risk-free interest rate of between 4.53% and 5.85%, and an expected life of 1 year.

STOCK OPTION PLANS As of December 31, 2000, we had reserved 1,098,000 shares, 800,000 shares and 300,000 shares of common stock for issuance under our 1999 Stock Option Plan, the 1999 Non-Qualified Stock Option Plan and the 1994 Outside Directors' Stock Option Plan, respectively ("the Plans"). During 1999 the 1989 Stock Option Plan expired and was replaced by the 1999 Stock Option Plan. A total of 548,000 shares that were still available for grant at the time the 1989 Stock Option Plan expired were used to fund the 1999 Stock Option Plan. Under the 1999 Stock Option Plan, options are granted to employees, officers, directors and consultants to purchase shares of our common stock at not less than the fair market value of common stock at the grant date (for incentive stock options) or 85% of the fair market value of such common stock (for nonstatutory stock options). Options generally vest and become exercisable to the extent of 25% one year from grant date with the remainder vesting ratably over the 36-month period thereafter. Prior to August 1994, the options generally expired five years from grant date. Since August 1994, the options expire ten years from grant date. Under the 1994 Outside Directors' Stock Option Plan, options are granted to outside directors to purchase shares of our common stock at not less than the fair market value of common stock at the grant date. Options vest and become exercisable to the extent of 25% three months from the grant date, 25% on the first anniversary of the grant date with the remainder vesting ratably over the 24 month period thereafter. As of December 31, 2000, 1,999,847 options were exercisable under the Plans.

     The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $1.64, $5.91, and $7.96, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000 - dividend yield of 0%, expected volatility of 124%, risk-free interest rate of between 5.17% and 6.69%, and an expected life of 5 years; 1999 - dividend yield of 0%, expected volatility of 83%, risk-free interest rate of between 4.68% and 6.41%, and an expected life of 5 years; 1998 - dividend yield of 0%, expected volatility of 84%, risk-free interest rate of between 4.68% and 4.71%, and an expected life of between 3 and 5 years.

     We apply Accounting Principles Board ("APB") Opinion No. 25 in accounting for our stock options issued to employees and, accordingly, no compensation cost has been recognized for our stock plans in the accompanying consolidated financial statements. Had we determined compensation cost based on the fair value at the grant dates for the Plans under SFAS No. 123, our net loss and loss per share would have been changed to the pro forma amounts indicated below:


                                         2000             1999           1998
                                       ---------        ---------      ---------
Net loss (in thousands):
         As reported                 $  (32,652)     $  (16,259)     $   (9,103)
         Pro forma                      (34,655)        (19,056)        (12,396)

Basic and diluted loss per share:
         As reported                 $    (1.96)     $    (1.00)     $    (0.56)
         Pro forma                        (2.08)          (1.18)          (0.76)

     The effects of applying SFAS No. 123 in this pro forma disclosure is not indicative of the effects on reported results for future years. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     A summary of option transactions under the Plans follows:

                                                                                Weighted-
                                         Options                                Average
                                         Available           Options            Exercise
                                         For Grant         Outstanding          Price
                                        ----------         ----------         -------------
Balances as of December 31, 1997           234,781          3,597,286         $   5.18
         Options authorized                500,000               --                --
         Options granted                  (594,100)           594,100             7.96
         Options cancelled                 217,899           (217,899)            8.29
         Options exercised                    --             (216,389)            3.98
                                        ----------         ----------         -------------

Balances as of December 31, 1998           358,580          3,757,098         $   5.50

         Options authorized              1,098,000               --                --
         Options granted                (1,029,400)         1,029,400             5.91
         Options expired                  (841,979)              --                --
         Options cancelled                 765,259           (765,259)            7.30
         Options exercised                    --             (344,749)            4.17
                                        ----------         ----------         -------------

Balances as of December 31, 1999           350,460          3,676,490         $   5.37

         Options authorized                800,000               --                --
         Options granted                (1,450,990)         1,450,990             1.64
         Options expired                  (885,887)              --                --
         Options cancelled               1,856,732         (1,856,732)            5.82
         Options exercised                    --             (146,250)            4.22
                                        ----------         ----------         -------------

Balances as of December 31, 2000           670,315          3,124,498         $   3.43

     The following table summarizes information about options outstanding as of December 31, 2000:



                Options Outstanding                                  Options Exercisable
------------------------------------------------------------      -------------------------
                                                   Weighted-                      Weighted-
Range of                                           Average                        Average
Exercise                        Remaining          Exercise                       Exercise
Prices                 Number   Contractual Life   Price          Number          Price
------                 ------   ----------------   -----          ------          -----
$0.88 to 1.00           70,500        9.86         $ 0.99                0        $0.00
 1.09 to 1.09          948,400        9.72           1.09          249,288         1.09
 1.63 to 3.50        1,249,289        5.52           3.46        1,216,889         3.50
 3.88 to 5.47          438,286        7.07           4.65          226,712         4.39
 5.50 to 7.98          271,010        7.17           7.08          171,661         7.10
 8.25 to 9.88          134,613        6.69           8.77          126,388         8.79
 9.88 to 12.63          12,400        6.74          11.76            8,909        11.82
                     ---------        ----          -----        ---------        -----


$0.88 to 12.63       3,124,498        7.31          $3.43        1,999,847        $3.98
                     =========                                   =========

     WARRANTS We have warrants outstanding to purchase up to 1,000,000 shares of our common stock at an exercise price of $8.00. The warrants are exercisable until they expire on December 31, 2003. On December 28, 2000, in connection with the sale of 220,000 shares of Convertible Preferred Stock, we issued 600,000 warrants to purchase shares of our Common Stock at $.75 per share. The warrants are exercisable until they expire December 28, 2005. NOTE 8. INCOME TAXES

     The components of our provision for income taxes (income tax benefit) for the years ended December 31 are as follows (in thousands):

                                                       2000           1999            1998
                                                       ----           ----            ----
Current
         Federal                                      $  --          $  --         $  (202)
         State and other                                275            494             101
                                                      -------        -------         -------

Total current                                           275            494            (101)
                                                      -------        -------         -------

Deferred
         Federal                                         --          5,433            (710)
         State and other                                 --          1,189            (110)
                                                      -------        -------         -------

Total deferred                                           --          6,622            (820)
                                                      -------        -------         -------
Charge in lieu of income taxes associated with
         the exercise of stock options                   --             --             263
                                                      -------        -------         -------

                                                      $  275       $ 7,116        $  (658)
                                                      =======      =========      ==========

     Total income tax expense (benefit) differs from the expected tax expense (benefit) (computed by applying the U.S. federal income tax rate of 34% to loss before income taxes) as follows (in thousands):


Tax expense (benefit) at federal statutory rate                 $(11,102)        $ (3,109)        $ (3,319)
State income taxes, net of federal benefit                            20              805               67
Tax exempt investment income                                          --               --               --
Research and experimental credit                                     (37)            (342)            (438)
Net operating losses and temporary differences for which
           No tax benefit is recognized                           11,419            9,799            2,995

Other                                                                (25)             (37)              37
                                                                --------         --------         --------

                                                                $    275         $  7,116         $   (658)
                                                                ========         ========         ========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                                                        2000           1999
                                                                        ----           ----
Deferred tax assets:
   Accruals, allowances and reserves                                   $ 6,017        $ 5,534
   Net operating loss and tax credit carryforwards                      22,391         12,453
   Property and equipment, principally due to differences
            in depreciation and capitalized leases                         182            196



   Intangible assets                                                       674            627
                                                                       -------        -------

Total gross deferred tax assets                                         29,264         18,810

Less valuation allowance                                                29,264         18,810
                                                                       -------        -------


Deferred tax asset, net                                                     --             --
                                                                       -------        -------

Deferred tax liabilities                                                    --             --
                                                                       -------        -------

Net deferred tax assets                                                $    --          $  --
                                                                       =======        =======

     In light of our recent history of operating losses, we continue to provide a valuation allowance for all of our deferred tax assets as we are unable to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, the deferred tax valuation allowance increased by $11.4 million from 1999. As of December 31, 2000, we have a net operating loss carryover for federal and California income tax purposes of approximately $48.1 million and $10.0 million, respectively. These amounts reflect the tax net operating losses incurred in 2000 less the utilization of prior year net operating losses in settlement of an audit by the Internal Revenue Service. The audit was completed through the tax year 1997 and identified approximately $7.2 million in adjustments which have no impact to future periods. In addition, we have federal and California research and development credit carryforwards of $1.7 million and $1.6 million, respectively. Our federal net operating loss and research and development credit carryforwards will expire in the years 2010 through 2020 if not utilized. Our California net operating loss carryovers will expire in the years 2001 through 2005. The California research and development credit can be carried forward indefinitely. Pursuant to Federal income tax rules and regulations, utilization of the tax net operating loss carryovers may also be subject to annual limitation due to any greater than 50% change in ownership of the Company within a three year period.

NOTE 9.  CREDIT AND OTHER CONCENTRATIONS

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, short-term investments and trade receivables. We place our cash equivalents and short-term investments with high-credit qualified financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables have increased as we have moved to a two tier distribution model. Three customers, Adtcom (39%), Tech Data (15%) and, Ingram Micro (11%) comprise approximately 65% of our gross trade receivables as of December 31, 2000.

     A majority of our manufacturing is performed by SCI Inc., Thailand. Should SCI breach performance requirements under terms of our agreement, we could be adversely effected and unable to deliver our products.

NOTE 10. COMMITMENTS AND CONTINGENCIES

     We lease our principal facilities under noncancellable operating lease agreements that expire through 2003. We also lease office facilities in several locations in the United States, and in locations in Australia, Canada, France, Germany, Japan, Sweden and the United Kingdom, which are used as sales offices. During 2000, we closed our offices in Canada and Japan. Rent expense was approximately $2,607,000, $2,440,000 and $2,377,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     As of December 31, 2000, minimum lease payments under all noncancellable lease agreements were as follows (in thousands):

                                      Operating

Year Ending December 31,
       2001                             $1,329
       2002                                870
       2003                                314
       2004                                130
       Thereafter                           10
                                        ------

Total minimum lease payments            $2,653
                                        ======

     The above future operating lease payments are anticipated to be offset by the following sublease contract income:

       2001                                 307
                                            ---

       Total sublease income               $307
                                          ======

NOTE 11. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

     Sales to Adtcom represented 31% and 18% and sales to Tech Data represented 11% and 15%, respectively, of net revenue for the years ended December 31, 2000 and 1999, respectively. Sales to IBM accounted for 29% of net revenues for the year ended December 31, 1998.

     Original Equipment Manufacturers (OEM) sales represented approximately 12%, 9% and 29% of the Company's net revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

     Export sales to our international customers outside North America, primarily Europe, comprised approximately 40%, 40% and 35% of net revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

International revenues by country are as follows as a percentage of total international revenues:

                          2000            1999            1998
                          ----            ----            ----
Germany*                   63%             51%             23%
France                      4%             16%             15%
United Kingdom              4%             12%             40%
Other                      29%             21%             22%
                          ---             ---             ---

Total                     100%            100%            100%
                          ===             ===             ===

Net property and equipment by region are as follows:

                                                  2000              1999
                                                  ----              ----
United States                                    $1,154            $2,841
Europe                                              348               754
Other                                                28                56
                                                 ------            ------

Total                                            $1,530            $3,651
                                                 ======            ======

* Includes sales to Adtcom, our largest European distributor.

NOTE 12.  RELATED PARTY TRANSACTIONS.

     On December 28, 2000, in a private placement, Dr. Guenther Pfaff purchased 220,000 shares of Convertible Preferred Stock, Series B, plus warrants and options for additional preferred shares and warrants for $1.5 million. Each share of Preferred Stock is convertible to 10 shares of Common Stock. Shares may be converted in the event of a Qualified Public Offering. Each share is entitled to an annual dividend of $.41 and dividends are paid semi-annually. In connection with this purchase, Dr. Pfaff was issued 600,000 warrants to acquire shares of Common Stock at $.75 per share. As the value of the warrants was not significant, the entire proceeds of $1.5 million was allocated to the Preferred Stock. The warrants expire December 28, 2005.

     On January 11, 2001 Dr. Pfaff was appointed to the Board of Directors.

     Dr. Pfaff is the principal owner of GTS Gral which is one of several resellers to which our products are sold to through our major European distributors. In the year ended December 31, 2000, sales to GTS Gral accounted for 4% of our total net revenue. Management believes that all transactions between the Company and GTS Gral are done on an arms'-length basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On January 16, 2001 a Form 8-K was filed with the Securities and Exchange Commission reporting our dismissal of KPMG LLP and appointment of BDO Seidman LLP as our independent auditors.

                            Quarterly Financial Data
                (Unaudited - in thousands, except per share data)

                                                                        Quarters Ended
                                              -------------------------------------------------------------------
                                              March 31           June 30         September 30        December 31
                                              --------           -------         ------------        -----------
2000
----
Hardware products and services                $ 12,820           $ 12,036            $ 9,611           $ 10,112
Software licenses and services                     927              1,117              1,467              1,173
                                              --------            -------         ------------        -----------
Total net revenues                              13,747             13,153             11,078             11,285

Gross profit                                     1,168              3,292              3,168              1,989

Operating loss                                 (16,960)            (7,379)            (5,584)            (1,890)

Loss before income taxes                       (16,951)            (7,511)            (5,775)            (2,140)

Net loss                                       (17,194)            (7,619)            (5,872)            (1,967)

Net loss per share (1):
   Basic and diluted                             (1.00)             (0.46)             (0.35)             (0.12)
Shares used in per share computations:
   Basic and diluted weighted average           17,233             16,667             16,710             16,927


1999
----
Hardware products and services                $ 22,785           $ 25,341           $ 26,859           $ 23,515
Software licenses and services                   3,639              2,533              2,433              1,925
                                              --------            -------         ------------        -----------
Total net revenues                              26,424             27,874             29,292             25,440

Gross profit                                    11,250             11,513             11,545              8,694

Operating loss                                  (2,232)            (1,879)              (588)            (5,008)

Loss before income taxes                        (1,988)            (1,783)              (463)            (4,909)

Net loss                                        (1,988)            (1,783)            (7,414)            (5,074)

Net loss per share (1):
   Basic and diluted                             (0.12)             (0.11)             (0.46)             (0.31)
Shares used in per share computations:
   Basic and diluted weighted average           16,054             16,135             16,219             16,356

(1) Loss per share is computed independently for each quarter presented. The sum of the quarterly loss in 2000 does not equal the total computed for the year because the weighted average shares are specific to each quarter.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information with respect to our directors is incorporated by reference to the information under the caption "Election of Directors - Nominees" in our Proxy Statement.

     Information with respect to our executive officers is set forth in "Item 1. Business - Executive Officers" in this Annual Report on Form 10-K.

     Information required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the information under the captions "Executive Compensation - Summary of Cash and Certain other Compensation," Executive Compensation - Stock Option Grants, " "Executive Compensation - Option Exercises and Year-End Holdings," Executive Compensation - Compensation Directors" and "Executive Compensation - Employment, Severance and Change of Control Arrangements' contained in our Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            The information required by this Item is incorporated by reference to the information under the caption "Principal Shareholders and Share Ownership by Management" contained in our Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information required by this Item is incorporated by reference to the information under the caption "Executive Compensation - Employment, Severance and Change of Control Agreements" and "Certain Transactions" contained in our Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents are filed as a part of this Report:

         (1)  Financial Statements:

              See Index to Consolidated Financial Statements at page 27 of this Report.

         (2)  Financial Statement Schedule:


         Page   Schedule     Title

         S-1    II           Valuation and Qualifying Accounts and Reserves

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

     (b)      Reports on Form 8-K during the quarter ended December 31, 2000:

              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Network Computing Devices, Inc.
                                 By:

                                                 Rudolph G. Morin
                                        President and Chief Executive Officer

Dated: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                 Title                                                                      Date
                                     President, Chief Executive Officer and Director
       Rudolph G. Morin              (Principal Executive Officer)                                            March 30, 2001

                                     Chief Financial Officer and Secretary (Principal
       Michael A. Garner             Financial and Accounting Officer)                                        March 30, 2001


       Robert G. Gilbertson          Chairman of the Board of Directors                                       March 30, 2001


       Douglas Klein                 Director                                                                 March 30, 2001


       Stephen A. MacDonald          Director                                                                 March 30, 2001


       Guenther Pfaff                Director                                                                 March 30, 2001

                                                                    SCHEDULE II

                         NETWORK COMPUTING DEVICES, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                       Additions
                                                             ------------------------------
                                                              Charged to      Charged to
                                          Balance at            Gross           Other                                   Balance
                                           Beginning          Revenues and    Accounts -         Deductions -            at End
                                           of Period           Expenses        Describe            Describe            of Period
                                         --------------      -------------  ---------------     ----------------      -------------
2000
----
Allowance for doubtful accounts                  $ 485              $ 318              $ -                $ 103  (1)         $ 700
Sales returns and allowances                     4,816              9,294                -                9,181  (2)         4,929
Warranty reserve                                   760                923                -                1,190  (3)           493


1999
----
Allowance for doubtful accounts                  $ 487                                 $ -                  $ 2  (4)         $ 485
Sales returns and allowances                     3,063              8,871                -                7,118  (5)         4,816
Warranty reserve                                   906              1,009                -                1,155  (3)           760


1998
----
Allowance for doubtful accounts                  $ 646              $ 203              $ -                $ 362  (6)         $ 487
Sales returns and allowances                     3,638              3,196              $ -                3,771  (7)         3,063
Warranty reserve                                   631                389                -                  114  (3)           906


(1) Includes accounts written off of $103
(2) Includes amounts credited to income of $1,800 and accounts written off of $7,381
(3) Warranty costs incurred
(4) Includes accounts written off of $2
(5) Includes amounts credited to income of $3,062 and accounts written off of $4,056
(6) Includes amounts credited to income of $210 and accounts written off of $152
(7) Includes amounts credited to income of $2,396 and accounts written off of $1,375

                                INDEX TO EXHIBITS

Exhibit     Description
Number
3.1(1)      Certificate of Incorporation of Registrant.
3.2(1)      Bylaws of Registrant.
4.1(2)      Convertible Promissory Note dated August 31, 2000 with SCI Technology, Inc.
4.2(2)      Registration Rights Agreement dated August 31, 2000 with SCI Technology, Inc.
4.3         Certificate of Designations, Preferences and Rights of the Series B Preferred Stock.
10.8(3)     Lease Agreement dated August 18, 1988, as amended, between Registrant and Mountain View
            Industrial Associates for premises at 350-360 North Bernardo Avenue, Mountain View, California.
10.9(3)     Lease Agreement dated September 21, 1989, as amended, between Registrant and Mountain View
            Industrial Associates for premises at 380 North Bernardo Avenue, Mountain View, California.
10.11(4)*   1989 Stock Option Plan, as amended.
10.12(3)*   Form of Stock Option Agreements for use with the 1989 Stock Option Plan.
10.13(3)*   Employee Stock Purchase Plan (revised).
10.14(3)*   Form of Indemnification Agreement between the Registrant and its officers and directors.
10.15(3)*   Registrant's 401(k) Retirement Plan.
10.23(3)    Form of Registrant's standard purchase order.
10.24(6)*   Registrant's Incentive Bonus Plan.
10.29(3)    Full Service Lease dated October 20, 1993 between Z-Code and Novato Gateway Associates for premises at 101 Rowland Way, Suite 300, Novato, California.
10.31(4)*   1994 Outside Directors Stock Option Plan.
10.32(4)*   Form of Nonstatutory Stock Option Agreement for Outside Directors.
10.34(5)    Lease agreement by and between Registrant and Ravendale Investments dated September 20, 1995.
10.36(5)+   Client/Server Software License Agreement dated March 29, 1996 between Registrant and Citrix Systems, Inc.
10.37(5)+   Software Licensing Agreement dated as of June 30, 1995 between Registrant and Evans &
            Sutherland Computer Corporation.
10.38(5)+   License and Development Agreement dated December 18, 1995 between Registrant and Software.com, Inc.
10.39(5)+   Cooperative Hardware Marketing Agreement dated November 29, 1995 between Registrant and
            International Business Machines Corporation ("IBM"), as amended December 20, 1995.
10.40(5)+   X-Station Terminal Transition Agreement dated November 29, 1995 between Registrant and IBM, as amended December 13, 1995.
10.42(6)+   Alliance Agreement dated June 27, 1996 by and between the Registrant and IBM.
10.44(7)    IBM Letter of Intent and Funding Agreement.
10.45(7)+   Attachment 2 to Article 1--Development of the Alliance Agreement dated November 4, 1997 between Registrant and IBM.
10.46(7)    Attachment 3 to Article 2--Manufacturing of the Alliance Agreement dated November 4, 1997 between Registrant and IBM.
10.47(8)+   Development and License Agreement dated March 6, 1998 between Registrant and Intel
            Corporation.
10.48(9)    Asset Purchase Agreement dated December 31, 1998 between Registrant and Tektronix, Inc.
10.49(10)   Asset Purchase Agreement dated January 7, 2000 by and between the Registrant and Multiplicity
            LLC
10.50(10)   Global Procurement Agreement dated January 30, 2000 by and between Registrant and Hitachi


10.51(10)*  Incentive Stock Option Agreement.
10.52(10)*  1999 Stock Option Plan.
10.53(11)   Loan and Security Agreement by and between Network Computing
            Devices, Inc. and Foothill Capital Corporation dated as of March
            31, 2000, Copyright Security Agreement, General Continuing
            Guarantee, Guarantor Security Agreement, Intercompany
            Subordination Agreement, Patent Security Agreement, Stock Pledge
            Agreement and Trademark Security Agreement.
10.54(12)   Convertible Promissory Note dated August 31, 2000 with SCI Technology, Inc. (Reference is made to Exhibit 4.1)
10.55(12)   Registration Rights Agreement dated August 31, 2000 with SCI Technology, Inc. (Reference is made to Exhibit 4.2)
10.56       Tektronix Settlement Agreement and Mutual Release dated December 8, 2000
10.57       Tektronix- Amendment 1 to Registration Rights Agreement dated December 8, 2000
10.58       Securities Purchase Agreement with Dr. Guenther Pfaff dated December 28, 2000
10.59       Warrant Agreement with Dr. Guenther Pfaff dated December 28, 2000
10.60       Registration Rights Agreement with Dr. Guenther Pfaff dated December 28, 2000
11.1        Statement Regarding Computation of Shares
21.1        List of subsidiaries of Registrant.
23.1        Consent of BDO Seidman, LLP.
23.2        Consent of KPMG LLP
-----------

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

(10) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-K Report for the year ended December 31, 1999.

(11) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Report for the quarter ended March 31, 2000.

(12) Incorporated by reference to identically numbered exhibit to Registrant's Form 10-Q Report for the quarter ended September 30, 2000.