Form 10-Q
period 2001-03-31
NETWORK COMPUTING DEVICES INC
filed 2001-05-15
CIK 886138

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-20124

NETWORK COMPUTING DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0177255
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
301 Ravendale Drive, Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

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

Yes /x/ No / /

    As of April 30, 2001, 17,613,237 shares of the registrant's Common Stock and 220,000 shares of Series B Convertible Preferred Stock, were outstanding.

NETWORK COMPUTING DEVICES, INC.

NETWORK COMPUTING DEVICES, INC.

Part I: Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2001	December 31, 2000
Assets:
Current assets:
Cash and cash equivalents	$820	$1,419
Short-term investments	—	339
Accounts receivable, net of allowances of $4,901 and $5,629 as of March 31, 2001 and December 31, 2000, respectively	9,271	9,160
Inventories	6,348	7,635
Prepaid assets	1,573	2,667
Other current assets	—	1,500

Total current assets	18,012	22,720
Property and equipment, net	1,207	1,530
Other assets	2,278	2,602

Total assets	$21,497	$26,852

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable	$4,501	$5,545
Accrued expenses	3,447	4,047
Deferred revenue	586	1,297
Notes payable	6,801	7,947
Income taxes payable	217	243

Total current liabilities	15,552	19,079
Shareholders' equity:
Convertible preferred stock	1,500	1,500
Common stock	18	18
Capital in excess of par value	91,027	91,027
Treasury stock	(28,647)	(28,647)
Accumulated deficit	(57,953)	(56,125)

Total shareholders' equity	5,945	7,773

Total liabilities and shareholders' equity	$21,497	$26,852

See accompanying notes.

NETWORK COMPUTING DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2001	2000
Net revenues:
Hardware products and services	$9,573	$12,820
Software licenses and services	906	927

Total net revenues	10,479	13,747
Cost of revenues:
Hardware products and services	6,862	12,339
Software licenses and services	273	240

Total cost of revenues	7,135	12,579

Gross profit	3,344	1,168
Operating expenses:
Research and development	611	3,249
Marketing and selling	3,297	7,977
General and administrative	1,112	2,541
Business restructuring	—	2,561
Acquired in-process research and development	—	1,800

Total operating expenses	5,020	18,128

Operating loss	(1,676)	(16,960)
Interest income (expense), net	(145)	9
Loss before income taxes	(1,821)	(16,951)
Provision for income taxes	7	243

Net loss	$(1,828)	$(17,194)

Basic and diluted earnings per share:
Net loss per share	$(0.10)	$(1.00)

Weighted average shares used in per share computations	17,613	17,233

See accompanying notes.

NETWORK COMPUTING DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating actitivites:
Net loss	$(1,828)	$(17,194)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	438	790
Acquired in-process research and development	—	1,800
Changes in:
Accounts receivable, net	(111)	4,960
Inventories	1,287	1,164
Prepaid expenses	1,094	—
Other current assets	—	38
Accounts payable	(1,044)	624
Accrued expenses	(600)	2,101
Deferred revenue	(711)	(75)
Income taxes payable	(26)	145

Net cash used in operating activites	(1,501)	(5,647)

Cash flows from investing activities:
Sales and maturities of short-term investments	339	3,258
Changes in other assets	226	401
Acquisition of business	—	(2,201)
Property and equipment purchases	(17)	(387)

Net cash provided by investing activities	548	1,071

Cash flows from financing activities:
Principal payments on capital lease obligations	—	(23)
Proceeds from line of credit	9,727	2,616
Payments on line of credit	(10,873)	—
Proceeds from issuance of stock, net	1,500	618

Net cash provided by financing activities	354	3,211

Decrease in cash and cash equivalents	(599)	(1,365)
Cash and cash equivalents:
Beginning of period	1,419	4,781

End of period	$820	$3,416

See accompanying notes.

NETWORK COMPUTING DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

    The unaudited condensed consolidated financial information of Network Computing Devices, Inc. and its wholly-owned subsidiaries (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring entries, which in the opinion of management are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. The functional currency for the Company is the U.S. dollar. All significant inter company balances and transactions have been eliminated in consolidation. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our 2000 Annual Report on Form 10-K. The consolidated results of operations for the three-months period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001.

Going Concern Uncertainty

    The Company has incurred losses from continuing operations for the year ended December 31, 2000 of approximately $32.7 million and for the three months ended March 31, 2001 of approximately $1.8 million. If the Company fails to maintain profitable operations, the Company will need to obtain additional financing. However, there is no assurance that the Company will be able to obtain the necessary funds, which could result in an adverse effect on the Company's financial condition. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing as may be required and ultimately to attain profitability. The Company is actively marketing its existing and new products, which it believes will ultimately lead to profitable operations. However, no assurance can be given that these available funds will meet the Company's cash requirements in the future.

Net Loss Per Share

    Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding, when dilutive, using the treasury stock method. At March 31, 2001 and 2000 there were 4,630,381 and 4,552,983 options and warrants outstanding, respectively. There were also 220,000 shares of convertible preferred stock (convertible into 2,200,000 shares of common stock) outstanding at March 31, 2001. Such options, warrants and convertible preferred shares could potentially dilute earnings per share ("EPS") in the future, but they were not included in the computation of diluted EPS because to do so would have been antidilutive for those periods.

Inventories

    Inventories stated at the lower of standard costs, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):

	March 31, 2001	December 31, 2000
Purchased components and sub-assemblies	$2,604	$3,739
Work in process	664	657
Finished goods	3,080	3,239

	$6,348	$7,635

Interest and tax payments

    Interest payments, primarily interest on notes payable, were $118,900 and $8,050 for the three months ended March 31, 2001 and 2000, respectively. Income tax payments, primarily foreign, were $36,400 and $67,600 for the three months ended March 31, 2001 and 2000, respectively.

Operating Segments and Major Customers

    The company has one operating segment, sales of thin client hardware and software.

    The percentages of total net revenues represented by sales to major customers are as follows:

	Three Months Ended March 31
	2001	2000
Adtcom (Europe)	30%	15%
Tech Data (U.S. & Europe)	24%	20%

Business Acquisition

    On January 7, 2000, we acquired the net assets of Multiplicity LLC ("Multiplicity") in a purchase business combination with a total purchase price of $2.2 million. The purchase price was allocated as follows:

In-process research and development	$1,800
Other intangible assets	200
Goodwill	161
Tangible assets	40

Restructuring Charges

    On March 31, 2000 we announced a restructuring plan involving a general reduction in workforce affecting all classes of employees and exiting certain leased facilities. In connection with the plan, we recorded a restructuring charge of $2.6 million consisting of $2.4 million for employee separation costs and $0.2 million for facility exit costs.

    During the third quarter of 2000 we undertook additional restructuring actions involving a general reduction in workforce affecting all classes of employees, exiting certain leased facilities and discontinuing development activities related to several product lines. In connection with these actions, we recorded restructuring charges of $1.6 million consisting of cash charges of $1.0 million for employee separation costs and $0.2 million for facility exit costs, and non cash charges of $0.4 million related to the discontinued product lines, including the recognition of an impairment loss of $0.3 million on the intangibles attributable to our purchase of Multiplicity. Approximately $0.3 million remains unpaid and is included in accrued liabilities as of March 31, 2001. The restructuing plan is expected to be completed by the fourth quarter of 2001.

Notes Payable

    In August 2000, we concluded an agreement with SCI Technology, Inc. ("SCI"), a subsidiary of SCI Systems, Inc., to convert $3.3 million of our accounts payable to them into a thirteen-month note. The note was issued in September 2000. This note bears interest at 6.5% per annum and the outstanding principal can be converted into shares of our Common Stock at the option of SCI anytime during the note period. The conversion price is $1.00 per share.

    On March 30, 2000, we secured a working capital line of credit with Wells Fargo Bank's Foothill Capital subsidiary ("Foothill Capital"). Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75% (8.75% at March 31, 2001). The amount that can be borrowed at any given time is determined by the balance of our accounts receivable as well as our compliance with specified financial covenants. Accordingly, this line of credit may not be sufficient to enable us to continue as a going concern. As of March 31, 2001, the total amount outstanding to Foothill Capital was approximately $3.5 million. We were in compliance with established covenants at March 31, 2001.

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

    The following discussion should be read in conjunction with the unaudited condensed consolidated interim financial statements and notes thereto included in Part I—Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000, contained in our 2000 Annual Report on Form 10-K.

    Network Computing Devices, Inc. provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. Our product line includes the NCD ThinSTAR line of Windows-based terminals, the NCD Explora network terminals and NCD NC200 and NCD NC400 network computers. On the software side, our products are the NCD ThinPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Windows servers. Some of the software products were part of the NCD ThinSTAR software family in 1998; they have been re-named and were announced in March 1999 as part of the NCD ThinPATH software family. These products are sold through OEMs, system integrators and distributor/VAR channels worldwide.

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

    At March 31, 2001, we had cash and short-term investments of approximately $820,000. During the year ended December 31, 2000 and the quarter ended March 31, 2001, we incurred losses of $32.7 million and $1.8 million, respectively, and during those periods our cash and cash equivalents decreased by approximately $6.6 million and $0.9 million, respectively. Based on these factors, among others, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain financing and ultimately to achieve profitability and positive cash flow.

    On March 31, 2000 we announced a restructuring plan involving a general reduction in workforce affecting all classes of employees and exiting certain leased facilities. In connection with the plan, we recorded a restructuring charge of $2.6 million consisting of $2.4 million for employee separation costs and $0.2 million for facility exit costs.

    During the third quarter of 2000 we undertook additional restructuring actions involving a general reduction in workforce affecting all classes of employees, exiting certain leased facilities and discontinuing development activities related to several product lines. In connection with these actions, we recorded restructuring charges of $1.6 million consisting of cash charges of $1.0 million for employee separation costs and $0.2 million for facility exit costs, and non cash charges of $0.4 million related to the discontinued product lines, including the recognition of an impairment loss of $0.3 million on the intangibles attributable to our purchase of Multiplicity LLC ("Multiplicity"). Approximately $0.3 million remains unpaid and is included in accrued liabilities as of March 31, 2001. The restructuring plan is expected to be completed by the fourth quarter of 2001.

Results of Operations

Total Net Revenues

    Total net revenues for the first three months of 2001 were $10.5 million, a decrease of 23% from 2000 first quarter net revenues of $13.7 million. Sales to Adtcom and Tech Data accounted for 30% and 24%, respectively, of net revenues in the first quarter of 2001 and 15% and 20%, respectively, of net revenues in the first quarter of 2000.

Hardware Revenues

    Hardware revenues consist primarily of revenues from the sale of thin client products, related hardware, and to a lesser extent, fees for related hardware service activities. Hardware revenues were $9.6 million for the first three months of 2001, a decrease of 25% from $12.8 million for the first three months of 2000. The decrease in hardware revenues is due to the loss of sales to IBM, fewer monitor sales and a slight decline in sales of network computer products.

Software Revenues

    Software revenues consist primarily of revenues from the licensing of software products and related support services. Software products that are included in revenue for the periods presented are (i) NCD ThinPATH, (ii) NCD Wincenter, our multi-user Windows NT application server software, (iii) NCD PC-Xware, our thin client software for PCs, and (iv) NCDware, our proprietary thin client software. Revenues from software and related services were $0.9 million for the first three months of 2001 and the first three months of 2000.

Gross Margin on Hardware Revenues

    Our gross margins on hardware revenues were $2.7 million and $0.3 million for the first three months of 2001 and 2000, respectively. Our gross margin percentages on hardware revenues were 28% and 3% for the first three months of 2001 and 2000, respectively. The increase in gross margins was attributable to a significant write off of certain inventory during the first quarter of 2000.

Gross Margin on Software Revenues

    Our gross margin on software revenues were $0.6 million and $0.8 million for the first three months of 2001 and 2000, respectively. This decrease was across all product lines. Our gross margin percentages on software revenues were 70% and 90% for the first three months of 2001 and 2000, respectively. The reduction on gross margin percentages resulted from higher discounts to customers during the first quarter of 2001.

Research and Development Expenses

    Research and development ("R&D") expenses were $0.6 million and $3.2 million for the first three months of 2001 and 2000, respectively. The decrease in R&D spending was the result of reduced salary and employee benefit expenses associated with the reduction in our R&D personnel as part of our restructuring.

Marketing and Selling Expenses

    Marketing and selling expenses were $3.3 million and $8.0 million for the first three months of 2001 and 2000, respectively. The decrease in 2001, resulted from the implementation of our cost reduction plans, including the closure of a number of our U.S. and foreign sales offices and a significant reduction in our marketing programs.

General and Administrative Expenses

    General and administrative expenses were $1.1 million and $2.5 million for the first three months of 2001 and 2000, respectively. The decrease of 56% between the first quarter of 2001 and the first quarter of 2000, is due primarily to a significant increase in the bad debt reserve and other write offs incurred in the first quarter of 2000 and the impact of our cost reduction programs.

Charge For Acquired In-Process Research and Development

    During the first quarter of 2000, we incurred a charge of $1.8 million of in-process research and development associated with the acquisition of Multiplicity in January 2000. The amount allocated to in-process research and development was determined by a third party assessment using established techniques for the high-technology industry.

Interest Income (Expense), Net

    Interest income (expense), net, was $(145,000) and $9,000 for the first three months of 2001 and 2000, respectively. The change reflects a $24,000 decrease in interest income, due primarily to decreased average balances in interest-earning accounts, and a $130,000 increase in interest expense due to the line of credit we secured on March 30, 2000 and our issuance of a $3.3 million convertible note payable in September 2000.

Income Taxes

    The provision for income taxes for the first three months of 2001 is for foreign income taxes. We continue to generate tax net operating loss carryforwards for the United States federal and state jurisdictions. However, no deferred tax assets have been recognized in respect of these carryforwards because continued losses create uncertainty about our ability to generate sufficient taxable income to realize the related benefits.

Financial Condition

    At March 31, 2001, we had total assets of $21.5 million, representing a decrease from $26.9 million at December 31, 2000. The change in total assets reflects decreases in cash and equivalents of $0.6 million, short-term investments of $0.3 million, inventory of $1.3 million, prepaid assets of $1.1 million, and accounts receivable and property and equipment of $0.3 million. In the first quarter of 2001, accounts receivable increased by $0.1 million while accounts payable, accrued expenses and deferred revenue decreased by $1.0 million, $0.6 million and $0.7 million, respectively.

Capital Requirements

    Capital spending requirements for the remainder of 2001 are estimated at approximately $0.3 million.

Liquidity

    As of March 31, 2001, we had combined cash and equivalents and short-term investments totaling $0.8 million, and $6.8 million in notes payable, consisting of $3.5 million in bank indebtedness and $3.3 million in other debt. Cash used in operations was $1.5 million in the first three months of 2001 compared to cash used in operations of $5.6 million for the three months ended March 31, 2000. In the first three months of 2001, a net loss of $1.8 million was offset by a decrease in inventories of $1.3 million, prepaid expenses of $1.1 million, accounts payable of $1.0 million, accrued expenses of $0.6 million and deferred revenue of $0.7 million. In the first three months of 2000, a net loss of $17.2 million was only partially offset by a decrease in accounts receivable and inventories of $5.0 million and $1.2 million, respectively, and increases in accounts payable and accrued expenses of $0.6 million and $2.1 million, respectively.

    Cash provided by investing activities of $0.5 million in the first three months of 2001 resulted from the maturity of short-term investments of $0.3 million and a reduction in other assets of $0.2 million. Cash provided by investing activities of $1.1 million in the first three months of 2000 is the result of sales and maturities of short-term investments of $3.3 million offset by the cash used to acquire Multiplicity of $2.2 million.

    Cash used by financing activities of $.4 million in the first three months of 2001 resulted from the net reduction of the outstanding balance under our line of credit of $1.1 million offset by the receipt of $1.5 million for the sale of convertible preferred stock. Cash provided by financing activities of $3.2 million in the first three months of 2000 reflects the proceeds of $2.6 million from borrowings under the line of credit and proceeds of $0.6 million from the issuance of common stock.

    On March 30, 2000 we secured a working capital line of credit with Foothill Capital. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75% (8.75% at March 31, 2001). The amount that can be borrowed at any given time is determined by the balance of our aging, location and other factors of accounts receivable. The outstanding loan was approximately $3.5 million at March 31, 2001. We are currently finalizing an amendment to our draw down terms with the lender to provide us with additional available funds.

    Our capital requirements will depend on many factors, including but not limited to the market acceptance of our product, the response of our competitors to our product and our ability to continue to grow software revenue. In addition to the financing we received in March 2000 (line of credit) and December 2000 (convertible preferred stock), we may be required to seek additional financing before we achieve positive cash flow. In that event, no assurance can be given that additional financing will be available, or that if available, it will be available on terms acceptable to us, or our shareholders. If adequate funds are not available to satisfy our short-term or long-term capital requirements we may be required to limit our operations significantly. Based on the factors discussed above, among other things, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or enhanced or additional financing, and ultimately achieve profitability and/or positive cash flow.

Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement as amended by SFAS No. 137, "Deferral of the Effective Date of FASB

Statement No. 133," established accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. We adopted the standard in the first quarter of fiscal year 2001 but have determined that the standard has no impact on our financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," as amended by SAB 101A and SAB 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B that delayed the implementation date of SAB 101. We adopted SAB 101 in the fourth quarter of 2000. We have determined that SAB 101 had no impact on our financial statements.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44). The provisions of FIN 44 are effective July 1, 2000. The adoption of this standard did not impact the accounting for any stock-based awards granted to date.

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

Reliance on Independent Distributors and Resellers

    We rely significantly on independent distributors and resellers for the distribution of our products. However, there can be no assurance that our distributors and resellers will continue their current relationships with us or that they will not give higher priority to the sale of other products, which could include products of our competitors. A reduction in sales effort or discontinuance of sales of our products by our distributors and resellers could lead to reduced sales and could adversely affect our operating results. In addition, there can be no assurance as to the continued viability or the financial stability of our distributors and resellers, our ability to retain our existing distributors and resellers or our ability to add distributors and resellers in the future.

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

International Sales

    International sales and operations may be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations and managing accounts receivable. In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that these factors will not have an adverse effect on our future international sales and, consequently, on our operating results.

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

Liquidity

    As of March 31, 2001, we had combined cash and equivalents and short-term investments totaling $0.8 million, and $6.8 million in notes payable, consisting of $3.5 million in bank indebtedness and $3.3 million in other debt.

    On March 30, 2000, we secured a working capital line of credit with Foothill Capital. Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75% (8.75% at March 31, 2001). The amount that can be borrowed at any given time is determined by the balance of our aging, location and other factors of accounts receivable. The outstanding loan was approximately $3.5 million at March 31, 2001. We are currently finalizing an amendment to our draw down terms with the lender to provide us with additional available funds.

    Our capital requirements will depend on many factors, including but not limited to the market acceptance of our product, the response of our competitors to our product and our ability to continue to grow software revenue. In addition to the financing we received in March 2000 (line of credit) and January 2001 (convertible preferred stock), we may be required to seek additional financing before we achieve positive cash flow. In that event, no assurance can be given that additional financing will be available, or that if available, it will be available on terms acceptable to us, or our shareholders. If adequate funds are not available to satisfy our short-term or long-term capital requirements we may be required to limit our operations significantly. Based on the factors discussed above, among other things, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or enhanced or additional financing, and ultimately achieve profitability and/or positive cash flow.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    Our market risk sensitive instruments as of March 31, 2001 are primarily exposed to interest rate risks. Because of the short-term maturities of these instruments, a 100 basis point change in related interest rates would not have a material effect on their fair value.

    Effective January 2001 all of our international sales are denominated in U.S. dollars. We have Euro denominated accounts receivable as of March 31, 2001 which are subject to exchange rate fluctuations when the customer pays in Euros. This will affect our operating results negatively or positively, depending on the value of the U.S. dollar against the Euro.

NETWORK COMPUTING DEVICES, INC.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  The following exhibits are filed herewith:

    None

  (b)
  The Company filed the following report on Form 8-K during the three-month period ended March 31, 2001:

    Form 8-K filed on January 16, 2001 reporting under Item 4 the Company's dismissal of KPMG LLP and engagement of BDO Seidman, LLP as its independent accountants effective January 8, 2001.

NETWORK COMPUTING DEVICES, INC.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001	Network Computing Devices, Inc. (Registrant)
	By:	/s/ MICHAEL A. GARNER Michael A. Garner Chief Financial Officer and Secretary (Duly Authorized and Principal Financial and Accounting Officer)

QuickLinks

INDEX
Part I: Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE