Form 10-Q
period 2001-06-30
NETWORK COMPUTING DEVICES INC
filed 2001-08-14
CIK 886138

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 0-20124

NETWORK COMPUTING DEVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0177255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 Ravendale Drive, Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

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

Yes  /x/    No  / /

As of June 30, 2001, 17,613,237 shares of the registrant's Common Stock were outstanding.

NETWORK COMPUTING DEVICES, INC.

NETWORK COMPUTING DEVICES, INC.

Part I: Financial Information

Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$1,517	$1,419
Short-term investments	—	339
Accounts receivable, net of allowances of $2,516 and $5,629 as of June 30, 2001 and December 31, 2000, respectively	8,399	9,160
Inventories	6,866	7,635
Prepaid assets	1,169	2,667
Other current assets	—	1,500

Total current assets	17,951	22,720
Property and equipment, net	963	1,530
Other assets	2,164	2,602

Total assets	$21,078	$26,852

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,057	$5,545
Accrued expenses	3,339	4,047
Deferred revenue	506	1,297
Notes payable	6,632	7,947
Other current liabilities	93	243

Total current liabilities	16,627	19,079
Shareholders' equity:
Preferred stock	1,500	1,500
Common stock	18	18
Capital in excess of par	62,380	62,380
Accumulated deficit	(59,447)	(56,125)

Total shareholders' equity	4,451	7,773

Total liabilities and shareholders' equity	$21,078	$26,852

See accompanying notes.

NETWORK COMPUTING DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net revenues:
Hardware products and services	$10,456	$12,036	$20,029	$24,856
Software licenses and services	790	1,117	1,696	2,044

Total net revenues	11,246	13,153	21,725	26,900
Cost of revenues:
Hardware products and services	7,054	9,546	13,916	21,885
Software licenses and services	271	315	544	555

Total cost of revenues	7,325	9,861	14,460	22,440

Gross Margin	3,921	3,292	7,265	4,460
Operating expenses:
Research and development	764	2,866	1,376	6,115
Marketing and selling	3,294	5,892	6,591	13,869
General and administrative	1,129	1,913	2,241	4,454
Business restructuring	—	—	—	2,561
Acquired in-process research and development	—	—	—	1,800

Total operating expenses	5,187	10,671	10,208	28,799

Operating loss	(1,266)	(7,379)	(2,943)	(24,339)
Interest (expense), net	(181)	(132)	(325)	(123)

Loss before income taxes	(1,447)	(7,511)	(3,268)	(24,462)
Provision for income taxes	47	108	54	351

Net loss	$(1,494)	$(7,619)	$(3,322)	$(24,813)

Net loss per share
Basic and diluted	$(0.08)	$(0.46)	$(0.19)	$(1.50)

Shares used in per share computations
Basic and diluted	17,613	16,667	17,613	16,586

See accompanying notes.

NETWORK COMPUTING DEVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flow from operations:
Net loss	$(3,322)	$(24,813)
Reconciliation of net loss to cash used in operations:
In process research and development charge	—	1,800
Depreciation	599	1,239
Amortization of goodwill	202	272
Changes in:
Accounts receivable, net	761	9,353
Inventories	769	3,428
Other current assets	1,498	358
Accounts payable	512	(1,806)
Accrued expenses	(708)	999
Deferred revenue	(791)	(643)
Other current liabilities	(150)	119

Cash used in operations	(630)	(9,694)
Cash flows from investing activities:
Acquisition of business	—	(2,224)
Purchases of short-term investments	—	(665)
Sales and maturities of short-term investments	339	3,889
Changes in other assets	236	440
Property and equipment purchases	(32)	(443)

Cash provided by investing activities	543	997
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(46)
Proceeds from short-term debt	20,687	12,250
Principal payments on short-term debt	(22,002)	(7,158)
Proceeds from issuance of stock, net	1,500	798

Cash provided by financing activities	185	5,844

Increase (decrease) in cash and equivalents	98	(2,853)
Cash and equivalents:
Beginning of period	1,419	4,781

End of period	$1,517	$1,928

See accompanying notes.

NETWORK COMPUTING DEVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

    The unaudited condensed consolidated financial information of Network Computing Devices, Inc. and its wholly-owned subsidiaries (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring entries, which in the opinion of management are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. The functional currency for the Company is the U.S. dollar. All significant inter company balances and transactions have been eliminated in consolidation. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our 2000 Annual Report on Form 10-K. The consolidated results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain reclassifications have been made to prior period amounts to conform to current presentation. No changes adjusted net income or equity.

Going Concern Uncertainty

    The Company has incurred losses from continuing operations for the year ended December 31, 2000 of approximately $32.7 million and for the three- and six-month periods ended June 30, 2001 of approximately $1.5 million and $3.3 million, respectively. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing as may be required and ultimately to attain profitability. The Company is actively marketing its existing and new products, which it believes will ultimately lead to profitable operations. However, no assurance can be given that these available funds will meet the Company's cash requirements in the future. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Net Loss Per Share

    Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding, when dilutive, using the treasury stock method. At June 30, 2001 and 2000 there were 4,619,808 and 4,108,648 options and warrants outstanding, respectively. There were also 220,000 shares of convertible preferred stock (convertible into 2,200,000 shares of common stock) outstanding at June 30, 2001. Such options, warrants and convertible preferred shares could potentially dilute earnings per share ("EPS") in the future, but they were not included in the computation of diluted EPS because to do so would have been antidilutive for those periods.

Inventories

    Inventories stated at the lower of standard costs, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):

	June 30, 2001	December 31, 2000
Purchased components and sub-assemblies	$5,894	$10,367
Work in process	335	776
Finished goods	5,766	4,363

Total inventories	11,995	15,506
Less reserves	(5,129)	(7,871)

Net inventories	$6,866	$7,635

Interest and tax payments

    Interest payments, primarily interest on notes payable, were $119,800 and $139,800 for the three months ended June 30, 2001 and 2000, respectively and $238,700 and $147,800 for the first six months of 2001 and 2000, respectively. Income tax payments, primarily foreign, were $37,800 and $114,800 for the three months ended June 30, 2001 and 2000, respectively, and $73,400 and $182,400 for the first six months of 2001 and 2000, respectively.

Operating Segments and Major Customers

    The company has one operating segment, sales of thin client hardware and software.

    The percentages of total net revenues represented by sales to major customers are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Adtcom (Europe)	15%	27%	17%	21%
Tech Data (U.S. & Europe)	6%	18%	13%	19%

Business Acquisition

    On January 7, 2000, we acquired the net assets of Multiplicity LLC ("Multiplicity") in a purchase business combination with a total purchase price of $2.2 million. Subsequent to this acquisition, a substantial portion of the acquired assets and goodwill were written off in a restructuring. The purchase price was allocated as follows:

In-process research and development	$1,800
Other intangible assets	200
Goodwill	160
Tangible assets	40

Restructuring Charges

    On March 31, 2000 we announced a restructuring plan involving a general reduction in workforce affecting all classes of employees and exiting certain leased facilities. In connection with the plan, we recorded a restructuring charge of $2.6 million consisting of $2.4 million for employee separation costs and $0.2 million for facility exit costs.

    During the third quarter of 2000 we undertook additional restructuring actions involving a general reduction in workforce affecting all classes of employees, exiting certain leased facilities and discontinuing development activities related to several product lines. In connection with these actions, we recorded a restructuring charge of $1.6 million consisting of cash charges of $1.0 million for employee separation costs and $0.2 million for facility exit costs, and non-cash charges of $0.4 million related to the discontinued product lines, including the recognition of an impairment loss of $0.3 million on the intangibles attributable to our purchase of Multiplicity. Approximately $0.3 million remains unpaid and is included in accrued liabilities as of June 30, 2001. The restructuing plan is expected to be completed by the fourth quarter of 2001.

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

    On March 30, 2000, we secured a working capital line of credit with Wells Fargo Bank's Foothill Capital subsidiary ("Foothill Capital"). Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75% (8.00% at June 30, 2001). The amount that can be borrowed at any given time is determined by the balance of our accounts receivable as well as our compliance with specified financial covenants. Accordingly, this line of credit may not be sufficient to enable us to continue as a going concern. As of June 30, 2001, the total amount outstanding to Foothill Capital was approximately $3.3 million.

    In May 2001, the line of credit with Foothill Capital was amended to establish new financial covenants and eliminate the maximum ratio of borrowings against foreign accounts receivable. Additionally, in May 2001, the line of credit with Foothill Capital was amended to modify the maturity date of the loan from March 30, 2003 to August 15, 2001, raise the interest rate from prime plus 0.75% to prime plus 2.75% and waive the early termination fee. As of June 30, 2001, we were in default of the minimum EBITDA (Earnings Before Income Taxes, Depreciation and Amortization) covenant of $38,000 for the three month period ended June 30, 2001. In July 2001, the line of credit with Foothill Capital was further amended to reduce the maximum amount of the credit line from $15.0 million to $3.5 million. In August 2001, the maximum amount of the credit line was reduced to $3.25 million from $3.5 million and the maturity date of the line of credit with Foothill Capital was extended to September 15, 2001 to provide additional time for another lender to complete its due diligence work and make a final determination regarding its preliminary proposal to extend a new revolving credit facility to us.

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

    Network Computing Devices, Inc. provides thin client hardware and software that delivers simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. Our product line includes the NCD ThinSTAR line of Windows-based terminals, the NCD Explora network terminals and NCD NC900 network computers. On the software side, our products are the NCD ThinPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Windows servers. These products are sold through OEMs, system integrators and distributor/VAR channels worldwide.

Recent Developments

    At June 30, 2001, we had cash and short-term investments of approximately $1,517,000. During the year ended December 31, 2000 and the quarter ended June 30, 2001, we incurred losses of $32.7 million and $1.5 million, respectively, and during those periods our cash and cash equivalents decreased by approximately $6.6 million and $0.2 million, respectively. Based on these factors, among others, there is doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain financing and ultimately to achieve profitability and positive cash flow.

    In May 2001, our working capital line of credit with Wells Fargo Bank's Foothill Capital subsidiary ("Foothill Capital") was amended to establish new financial covenants and eliminate the maximum ratio of borrowings against foreign accounts receivable. Additionally, in May 2001, the line of credit with Foothill Capital was amended to modify the maturity date of the loan from March 30, 2003 to August 15, 2001, raise the interest rate from prime plus 0.75% to prime plus 2.75% and waive the early termination fee. As of June 30, 2001, we were in default of the minimum EBITDA (Earnings Before Income Taxes, Depreciation and Amortization) covenant of $38,000 for the three month period ended June 30, 2001. In July 2001, the line of credit with Foothill Capital was further amended to reduce the maximum amount of the credit line from $15.0 million to $3.5 million. In August 2001, the maximum credit line was reduced to $3.25 million from $3.5 million and the maturity date of the line of credit with Foothill Capital was extended to September 15, 2001 to provide additional time for another lender to complete its due diligence work and make a final determination regarding its preliminary proposal to extend a new revolving credit facility to us.

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

    During the third quarter of 2000 we undertook additional restructuring actions involving a general reduction in workforce affecting all classes of employees, exiting certain leased facilities and discontinuing development activities related to several product lines. In connection with these actions, we recorded a restructuring charge of $1.6 million consisting of cash charges of $1.0 million for employee separation costs and $0.2 million for facility exit costs, and non cash charges of $0.4 million related to the discontinued product lines, including the recognition of an impairment loss of $0.3 million on the intangibles attributable to our purchase of Multiplicity LLC ("Multiplicity"). Approximately $0.3 million remains unpaid and is included in accrued liabilities as of June 30, 2001. The restructuring plan is expected to be completed by the fourth quarter of 2001.

Results of Operations

Total Net Revenues

    Total net revenues for the second quarters of 2001 and 2000 were $11.2 million and $13.2 million, respectively, representing a decrease of 15%, and $21.7 million and $26.9 million for first six months of 2001 and 2000, respectively, representing a decrease of 19%. Sales to Adtcom and Tech Data accounted for 15% and 6%, respectively, of net revenues in the second quarter of 2001 and 21% and 19%, respectively, of net revenues in the second quarter of 2000. Sales to Adtcom and Tech Data accounted for 17% and 13%, respectively, of net revenues for the first six months of 2001 and 21% and 19%, respectively, of net revenues for the first six months of 2000.

Hardware Revenues

    Hardware revenues consist primarily of revenues from the sale of thin client products, related hardware, and to a lesser extent, fees for related hardware service activities. Hardware revenues were $10.5 million and $12 million for the second quarters of 2001 and 2000, respectively, representing a decrease of 17%, and $20 million and $24.9 million for the first six months of 2001 and 2000, respectively, representing a decrease of 20%. The decrease in hardware revenues is due to fewer thin client unit sales, a decline in service revenue, and the loss of sales to IBM, whose agreement with us terminated on December 31, 2000.

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

Revenues from software and related services were $0.8 million and $1.1 million for the second quarters of 2001 and 2000, respectively, representing a decrease of 27% and $1.7 million and $2.0 million for the first six months of 2001 and 2000, respectively, representing a decrease of 15%. The decrease in software revenues was in line with the decrease in related hardware revenues resulting from reduced thin client unit sales.

Gross Margin on Hardware Revenues

    Our gross margins on hardware revenues were $3.4 million and $2.3 million for the second quarters of 2001 and 2000, respectively, and $6.1 million and $3.0 million for the first six months of 2001 and 2000, respectively. Our gross margin percentages on hardware revenues were 32% and 21% for the second quarters of 2001 and 2000, respectively, and 31% and 12% for the first six months of 2001 and 2000, respectively. The increase in gross margins was attributable primarily to a significant write off of certain inventory during the first six months of 2000.

Gross Margin on Software Revenues

    Our gross margins on software revenues were $0.5 million and $0.8 million for the second quarters of 2001 and 2000, respectively, and $1.2 million and $1.5 million for the first six months of 2001 and 2000, respectively. This modest decrease was across all product lines. Our gross margin percentages on software revenues were 66% and 72% for the second quarters of 2001 and 2000, respectively, and 68% and 73% for the first six months of 2001 and 2000, respectively. The reduction on gross margin percentages resulted from higher discounts to customers during 2001.

Research and Development Expenses

    Research and development ("R&D") expenses were $0.8 million and $2.9 million for the second quarters of 2001 and 2000, respectively, and $1.4 million and $6.1 million for the first six months of 2001 and 2000, respectively. The decrease in R&D spending was the result of reduced salary and employee benefit expenses associated with the reduction in our R&D personnel as part of our restructuring.

Marketing and Selling Expenses

    Marketing and selling expenses were $3.3 million and $5.9 million for the second quarters of 2001 and 2000, respectively, and $5.9 million and $13.9 million for the first six months of 2001 and 2000, respectively. The decrease in 2001 resulted from the implementation of our cost reduction plans, including the closure of a number of our U.S. and foreign sales offices and a significant reduction in our marketing programs.

General and Administrative Expenses

    General and administrative expenses were $1.1 million and $1.9 million for the second quarters of 2001 and 2000, respectively, and $2.2 million and $4.5 million for the first six months of 2001 and 2000, respectively. The decrease of $0.8 million between the second quarter of 2001 and the second quarter of 2000 as well as the decrease of $2.3 million between the first six months of 2001 and the first six months of 2000, is due primarily to a reduction in our workforce, cost reduction programs and a reduction in foreign currency translation losses.

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

Interest (Expense), Net

    Interest (expense), net, was $181,000 and $132,000 for the second quarters of 2001 and 2000, respectively, and $325,000 and $123,000 for the first six months of 2001 and 2000, respectively. The change reflects a $17,000 decrease in interest income, due primarily to decreased average balances in interest- earning accounts, and a $32,000 increase in interest expense due to the line of credit we secured on March 30, 2000, our issuance of a $3.3 million convertible note payable in September 2000 and dividends accrued on our Series B Convertible Preferred Stock.

Income Taxes

    The provision for income taxes for the first six months of 2001 is for foreign income taxes. We continue to generate tax net operating loss carryforwards for the United States federal and state jurisdictions. However, no deferred tax assets have been recognized in respect of these carryforwards because continued losses create uncertainty about our ability to generate sufficient taxable income to realize the related benefits.

Financial Condition

    At June 30, 2001, we had total assets of $21.1 million, representing a decrease from $26.9 million at December 31, 2000. The change in total assets reflects decreases in cash and equivalents of $0.6 million, short-term investments of $0.3 million, inventory of $1.3 million, prepaid assets of $1.1 million, and accounts receivable and property and equipment of $0.3 million. In the second quarter of 2001, accounts receivable increased by $0.1 million while accounts payable, accrued expenses and deferred revenue decreased by $1.0 million, $0.6 million and $0.7 million, respectively.

Capital Requirements

    Capital spending requirements for the remainder of 2001 are estimated at approximately $0.3 million.

Liquidity

    As of June 30, 2001, we had combined cash and equivalents and short-term investments totaling $1.5 million, and $6.6 million in notes payable, consisting of $3.3 million in bank indebtedness and $3.3 million outstanding on SCI's convertible note. Cash used in operations was $0.6 million in the first six months of 2001 compared to cash used in operations of $9.7 million for the first six months of 2000. In the first six months of 2001, a net loss of $3.3 million was offset by a decrease in inventories of $1.3 million, prepaid expenses of $1.1 million, accounts payable of $1.0 million, accrued expenses of $0.6 million and deferred revenue of $0.7 million. In the first six months of 2000, a net loss of $24.8 million and a decrease in accounts payable of $1.8 million were only partially offset by a decrease in accounts receivable and inventories of $9.4 million and $3.4 million, respectively, and an increase in accrued expenses of $1.0 million.

    Cash provided by investing activities of $0.5 million in the first six months of 2001 resulted from the maturity of short-term investments of $0.3 million and a reduction in other assets of $0.2 million. Cash provided by investing activities of $1.0 million in the first six months of 2000 is the result of sales and maturities of short-term investments of $3.9 million offset by the cash used to acquire Multiplicity of $2.2 million and purchases of short-term investments of $0.7 million.

    Cash provided by financing activities of $0.2 million in the first six months of 2001 resulted from the receipt of $1.5 million for the sale of convertible preferred stock offset by the net reduction of the outstanding balance under our line of credit of $1.3 million. Cash provided by financing activities of $5.9 million in the first six months of 2000 reflects the proceeds of $5.1 million from borrowings under the line of credit and proceeds of $0.8 million from the issuance of common stock.

    On March 30, 2000, we secured a working capital line of credit with Wells Fargo Bank's Foothill Capital subsidiary ("Foothill Capital"). Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75% (8.00% at June 30, 2001). The amount that can be borrowed at any given time is determined by the balance of our aging, location and other factors of accounts receivable. The outstanding loan was approximately $3.3 million at June 30, 2001.

    In May 2001, the line of credit with Foothill Capital was amended to establish new financial covenants and eliminate the maximum ratio of borrowings against foreign accounts receivable. Additionally, in May 2001, the line of credit with Foothill Capital was amended to modify the maturity date of the loan from March 30, 2003 to August 15, 2001, raise the interest rate from prime plus 0.75% to prime plus 2.75% and waive the early termination fee. As of June 30, 2001, we were in default of the minimum EBITDA (Earnings Before Income Taxes, Depreciation and Amortization) covenant of $38,000 for the three month period ended June 30, 2001. In July 2001, the line of credit with Foothill Capital was further amended to reduce the maximum amount of the credit line from $15.0 million to $3.5 million. In August 2001, the maximum credit line was reduced to $3.25 million from $3.5 million and the maturity date of the line of credit with Foothill Capital was extended to September 15, 2001 to provide additional time for another lender to complete its due diligence work and make a final determination regarding its preliminary proposal to extend a new revolving credit facility to us.

    We have received an indication from SCI that they intend to extend the maturity date on our $3.3 million note payable, which currently matures on September 30, 2001.

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

    The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill remaining after the purchase of the Network Displays Business unit of Tektronix in December 1998 is $1.8 million and there are no intangible assets relating to the purchase of Multiplicity in January 2000. Amortization expense during the three- and six-month periods ended June 30, 2001 was $101,000 and $202,000, respectively. At present, the Company is currently assessing, but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

Future Performance and Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

Evolving Thin Client Computing Market

    We derive substantially all of our revenues from the sale of thin client network computing products and related software. Initially, our thin client product offerings primarily focused on the UNIX marketplace using the X.11 display protocol in X-terminal thin client devices and X server software for personal computers. Following our March 1996 OEM agreement with Citrix Systems, Inc. ("Citrix") we were able to offer WinCenter multi-user Windows NT application server software, which provided Windows applications to our own as well as other devices that relied on the X.11 display protocol. We also moved to offer the Citrix ICA protocol on our X-terminal thin clients. Sales of network computers to traditional X.11 customers remains an important part of our business. In June 1998 we entered into a licensing agreement with Microsoft which enabled us to offer new, lower-priced thin client network computing devices known as Windows-based terminals. Recently, we have seen intense competition from alternative desktop systems, particularly personal computers, whose selling prices are at historic lows for relatively high performance configurations, and which can be configured to work in the same manner as Windows-based terminals. Despite the lower total cost of ownership of thin client devices, our future success will depend substantially upon increased acceptance of the thin client computing model and the successful marketing of our new thin client computing hardware and software products into the server and web-based computing markets. There can be no assurance that our new thin client computing products will compete successfully with alternative desktop solutions or that the thin client computing model will be widely adopted in the rapidly evolving desktop computer market. The failure of new markets to develop for our thin client computing products would have a material, adverse effect on our business, operating results and financial condition.

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

Fluctuations in Operating Results

    Our operating results have varied significantly, particularly on a quarterly basis, as a result of a number of factors, including general economic conditions affecting industry demand for computer products, the timing and market acceptance of new product introductions by us and our competitors, the timing of significant orders from and shipments to large customers, periodic changes in product pricing and discounting due to competitive factors. Our operating results may fluctuate in the future as a result of these and other factors, including our success in developing and introducing new products, our product and customer mix, licensing costs, the level of competition which we experience and our ability to develop and maintain strategic business alliances.

    We operate with a relatively small backlog. Revenues and operating results therefore generally depend on the volume and timing of orders received, which are difficult to forecast and which may occur disproportionately during any given quarter or year. Our expense levels are based in part on our forecast of future revenues. If revenues are below expectations, our operating results may be adversely affected. Like others in our industry, we experience a disproportionate amount of shipments occurring in the last month of our fiscal quarters. This increases the risk of material quarter-to-quarter fluctuations in our revenues and operating results.

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

Reliance on Independent Contractors

    We rely on independent contractors for virtually all of the manufacture of our thin client computing products and accessories. Our reliance on these independent contractors limits our control over delivery schedules, quality assurance and product costs. In addition, a number of our independent suppliers are located abroad. Our reliance on these foreign suppliers subjects us to risks such as the imposition of unfavorable governmental controls or other trade restrictions, changes in tariffs and political instability. We currently obtain all of our thin client computing products from SCI, which has locations in Thailand as well as various other countries throughout the world. Although we believe that the manufacture of our products could be relocated to one of SCI's other facilities if necessary within a few weeks, any significant interruption in the supply of products from this contractor would have a material, adverse effect on our business and operating results. On July 16, 2001, SCI and Sanmina announced their intention to merge the two companies. As a result of this pending merger, any potential change in strategic direction by the new entity, could have a significant impact on our operations.

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

Liquidity

    As of June 30, 2001, we had combined cash and equivalents totaling $1.5 million, and $6.6 million in notes payable, consisting of $3.3 million in bank indebtedness and $3.3 million in other debt.

    On March 30, 2000, we secured a working capital line of credit with Wells Fargo Bank's Foothill Capital subsidiary ("Foothill"). Our line of credit is secured by substantially all of our assets. Under the terms of the agreement borrowings bear interest at a rate of prime plus 0.75% (8.00% at June 30, 2001). The amount that can be borrowed at any given time is determined by the balance of our aging, location and other factors of accounts receivable. The outstanding loan was approximately $3.3 million at June 30, 2001.

    In May 2001, the line of credit with Foothill Capital was amended to establish new financial covenants and eliminate the maximum ratio of borrowings against foreign accounts receivable. Additionally, in May 2001, the line of credit with Foothill Capital was amended to modify the maturity date of the loan from March 30, 2003 to August 15, 2001, raise the interest rate from prime plus 0.75% to prime plus 2.75% and waive the early termination fee. As of June 30, 2001, we were in default of the minimum EBITDA (Earnings Before Income Taxes, Depreciation and Amortization) covenant of $38,000 for the three month period ended June 30, 2001. In July 2001, the line of credit with Foothill Capital was further amended to reduce the maximum amount of the credit line from $15.0 million to $3.5 million. In August 2001, the maximum credit line was reduced to $3.25 million from $3.5 million and the maturity date of the line of credit with Foothill Capital, was extended to September 15, 2001 to provide additional time for another lender to complete its due diligence work and make a final determination regarding its preliminary proposal to extend a new revolving credit facility to us.

    We have received an indication from SCI that they intend to extend the maturity date on our $3.3 million note payable, which currently matures on September 30, 2001.

Going Concern Uncertainty

    The Company has incurred losses from continuing operations for the year ended December 31, 2000 of approximately $32.7 million and for the three- and six-month periods ended June 30, 2001 of approximately $1.5 million and $3.3 million, respectively. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing as may be required and ultimately to attain profitability. The Company is actively marketing its existing and new products, which it believes will ultimately lead to profitable operations. However, no assurance can be given that these available funds will meet the Company's cash requirements in the future. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

    All of our international sales are now denominated in U.S. dollars. We still have a few small accounts receivable denominated in Euros as of June 30, 2001, which are subject to exchange rate fluctuations. This will affect our operating results negatively or positively, depending on the value of the U.S. dollar against the Euro, although the effect on our results of operation is not expected to be material.

NETWORK COMPUTING DEVICES, INC.

PART II—OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

    In May 2001, our working capital line of credit with Wells Fargo Bank's Foothill Capital subsidiary ("Foothill Capital") was amended to establish new financial covenants and eliminate the maximum ratio of borrowings against foreign accounts receivable. Additionally, in May 2001, the line of credit with Foothill Capital was amended to modify the maturity date of the loan from March 30, 2003 to August 15, 2001, raise the interest rate from prime plus 0.75% to prime plus 2.75% and waive the early termination fee. As of June 30, 2001, we were in default of the minimum EBITDA (Earnings Before Income Taxes, Depreciation and Amortization) covenant of $38,000 for the three month period ended June 30, 2001. Such technical default could potentially result in Foothill Capital calling our loan. In July 2001, the line of credit with Foothill Capital was further amended to reduce the maximum amount of the credit line from $15.0 million to $3.5 million. In August 2001, the maximum credit line was reduced to $3.25 million from $3.5 million and the maturity date of the line of credit with Foothill Capital was extended to September 15, 2001 to provide additional time for another lender to complete its due diligence work and make a final determination regarding its preliminary proposal to extend a new revolving credit facility to us.

Item 4. Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders of the Company was held on May 30, 2001.

(a)
The following four persons nominated by management were elected as directors at the meeting:

Nominee	Shares Voted For	Withheld
Robert G. Gilbertson	13,220,609	974,064
Rudolph G. Morin	13,222,067	972,606
Douglas H. Klein	13,237,576	957,097
Michael Ledbetter	12,826,135	1,368,538

(b)
A proposal to ratify the selection of BDO Seidman, LLP as independent auditors of the Company for the current fiscal year was approved by a vote of 14,149,022 shares for, 25,983 shares against, and 19,668 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K.

(a)
The following exhibits are filed herewith:

Exhibit 10.61	Amendment No. 1 to the Loan and Security Agreement, dated January 2001, by and between Network Computing Devices, Inc. and Foothill Capital Corporation.
Exhibit 10.62	Amendment No. 2 to the Loan and Security Agreement, dated May 2001, by and between Network Computing Devices, Inc. and Foothill Capital Corporation.
Exhibit 10.63	Amendment No. 3 to the Loan and Security Agreement, dated May 31, 2001, by and between Network Computing Devices, Inc. and Foothill Capital Corporation.
Exhibit 10.64	Amendment No. 4 to the Loan and Security Agreement, dated July 2001, by and between Network Computing Devices, Inc. and Foothill Capital Corporation.
Exhibit 10.65	Amendment No. 5 to the Loan and Security Agreement, dated August 9, 2001, by and between Network Computing Devices, Inc. and Foothill Capital Corporation.
(b)
The Company filed no reports on Form 8-K during the three-month period ended June 30, 2001.

NETWORK COMPUTING DEVICES, INC.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Network Computing Devices, Inc. (Registrant)
Date: August 14, 2001
	By:	/s/ Michael A. Garner Michael A. Garner Chief Financial Officer and Secretary (Duly Authorized and Principal Financial and Accounting Officer)

QuickLinks

INDEX
Part I: Financial Information Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
NETWORK COMPUTING DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
NETWORK COMPUTING DEVICES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
PART II—OTHER INFORMATION
SIGNATURE