Form 10-Q
period 2001-09-30
NETWORK COMPUTING DEVICES INC
filed 2001-11-14
CIK 886138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the quarterly period ended September 30, 2001

☐

Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the transition period from __________ to _________

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

Yes ☒ No ☐

As of September 30, 2001, 17,613,237 shares of the registrant’s Common Stock were outstanding.

NETWORK COMPUTING DEVICES, INC.

NETWORK COMPUTING DEVICES, INC.

Part I:  Financial Information

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	(unaudited) September 30, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$517	$1,419
Short-term investments	-	339
Accounts receivable, net of allowances of $1,436 and $5,629 as of September 30, 2001 and December 31, 2000, respectively	8,145	9,160
Inventories	5,720	7,635
Prepaid assets	848	2,667
Other current assets	-	1,500
Total current assets	15,230	22,720

Property and equipment, net	789	1,530
Goodwill and other assets	2,128	2,602
Total assets	$18,147	$26,852

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,883	$5,545
Accrued expenses	3,275	4,047
Deferred revenue	327	1,297
Notes payable	5,317	7,947
Other current liabilities	120	243
Total current liabilities	16,922	19,079

Shareholders' equity:
Preferred stock	1,500	1,500
Common stock	18	18
Capital in excess of par	62,380	62,380
Accumulated deficit	(62,673)	(56,125)
Total shareholders' equity	1,225	7,773
Total liabilities and shareholders' equity	$18,147	$26,852

See accompanying notes.

NETWORK COMPUTING DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net revenues:

Hardware products	$7,174	$8,972	$26,078	$31,783
Software products	933	1,468	2,629	3,511
Services	280	638	1,405	2,684
Total net revenues	8,387	11,078	30,112	37,978
Cost of revenues:
Hardware products	6,352	7,380	20,165	28,387
Software products	300	204	845	757
Services	75	326	177	1,206
Total cost of revenues	6,727	7,910	21,187	30,350

Gross Margin	1,660	3,168	8,925	7,628

Operating expenses:
Research and development	645	1,399	2,020	7,514
Marketing and selling	2,584	3,831	9,175	17,700
General and administrative	1,089	1,877	3,330	6,331
Business restructuring	-	1,645	-	4,206
Acquired in-process research and development	-	-	-	1,800
Total operating expenses	4,318	8,752	14,525	37,551

Operating loss	(2,658)	(5,584)	(5,600)	(29,923)
Interest expense, net	(548)	(191)	(873)	(314)

Loss before income taxes	(3,206)	(5,775)	(6,473)	(30,237)
Provision for income taxes	21	97	75	448

Net loss	$(3,227)	$(5,872)	$(6,548)	$(30,685)

Net loss per share
Basic and diluted	$(0.18)	$(0.35)	$(0.37)	$(1.85)

Shares used in per share computations
Basic and diluted	17,613	16,710	17,613	16,628

See accompanying notes.

NETWORK COMPUTING DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flow from operations:
Net loss
Reconciliation of net loss to cash used in operations	$(6,548)	$(30,685)
In process research and development charge	-	1,800
Depreciation	806	1,780
Amortization of goodwill	302	380
Non cash restructuring charge	-	336
Changes in:
Accounts receivable, net	1,015	11,040
Inventories	1,915	5,739
Prepaid expenses and other current assets	1,819	446
Accounts payable	2,338	(656)
Accrued expenses	(772)	738
Deferred revenue	(970)	(700)
Other current liabilities	(123)	162
Cash used in operations	(218)	(9,620)
Cash flows from investing activities:
Acquisition of business	-	(2,224)
Purchases of short-term investments	-	(998)
Sales and maturities of short-term investments	339	4,223
Changes in other assets	172	417
Property and equipment purchases	(65)	(469)
Cash provided by (used in) investing activities	446	949
Cash flows from financing activities:
Principal payments on capital lease obligations	-	(69)
Proceeds from short-term debt	28,676	25,248
Principal payments on short-term debt	(31,306)	(21,383)
Proceeds from issuance of preferred stock, net	1,500	798
Cash provided by (used in) financing activities	(1,130)	4,594
Decrease in cash and equivalents	(902)	(4,077)
Cash and equivalents:
Beginning of period	1,419	4,781
End of period	$517	$704

See accompanying notes.

NETWORK COMPUTING DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. and its wholly-owned subsidiaries (the "Company") furnished herein reflects all adjustments, consisting only of normal recurring entries, which in the opinion of management are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. The functional currency for the Company is the U.S. dollar.  All significant inter-company balances and transactions have been eliminated in consolidation. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our 2000 Annual Report on Form 10-K.  The consolidated results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain reclassifications have been made to prior period amounts to conform to current presentation.  No reclassifications impacted net loss or shareholders' equity.

Going Concern Uncertainty

The Company has incurred losses from continuing operations for the year ended December 31, 2000 of approximately $32.7 million and for the three- and nine-month periods ended September 30, 2001 of approximately $3.2 million and $6.5 million, respectively.  The Company has a working capital deficit of $1.3 million at September 30, 2001.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing as may be required and ultimately to attain profitability.  The Company is actively marketing its existing and new products, which it believes will ultimately lead to profitable operations.  However, no assurance can be given that these available funds will meet the Company’s cash requirements in the future. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition

Hardware Revenues

Hardware revenues consist primarily of revenues from the sale of thin client products and related hardware. Hardware revenues are recognized when the products are shipped following receipt of a valid purchase order.  According to contracts with certain international distributors, revenue is recognized when the shipment is made available at a third party logistics center and the buyer is notified of the availability.  We warrant our hardware products for defects in materials for a period of three years. During this warranty period, the customer may return defective product to us and at our option we will either repair or replace the defective product.  In the event we are unable to accomplish the repair or replacement of the defective product, we may refund customer the corresponding purchase price. We reduce revenues and cost of sales by an amount representing estimated returns, which we estimate, based upon historical experience factors.  Warranty costs are accrued based upon actual units sold based upon estimates derived from historical experience.

Software Revenues

Software revenues consist of revenues from the sale of software products. Software revenues are recognized when the software license is sold and the software is delivered.  We do not offer free software upgrades and because we provide 30-day complimentary telephone support for software, there is no undelivered element related to software sales.  Software products that are included in revenue for the periods presented are (i) NCD ThinPATH, (ii) NCD Wincenter, our multi-user Windows NT application server software, (iii) NCD PC-Xware, our thin client software for PCs, and (iv) NCDware, our proprietary thin client software.

Service Revenues

Services revenues are generated from the sale of hardware service contracts.  Our Extended Warranty Program extends the three- year standard warranty, and our Express Exchange Program provides for the shipment of a replacement unit within 24 - 48 hours, upon customer request.  Service revenues are recognized ratably over the term of the hardware service contract.  Our deferred revenue includes all unrecognized service revenue.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding, when dilutive, using the treasury stock method. At September 30, 2001 and 2000 there were 5,558,562 and 4,538,936 options and warrants outstanding, respectively. There were also 220,000 shares of convertible preferred stock (convertible into 2,200,000 shares of common stock) outstanding at September 30, 2001. Such options, warrants and convertible preferred shares could potentially dilute earnings per share ("EPS") in the future, but they were not included in the computation of diluted EPS because to do so would have been antidilutive for those periods.

Inventories

Inventories stated at the lower of standard costs, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):

	September 30, 2001	December 31, 2000

Purchased components and sub-assemblies	$6,287	$10,367
Work in process	400	776
Finished goods	4,534	4,363
Total inventories	11,221	15,506
Less reserves	(5,501)	(7,871)
Net inventories	$5,720	$7,635

Interest and tax payments

Interest payments, primarily interest on notes payable, were $248,000 and $191,000 for the three months ended September 30, 2001 and 2000, respectively and $487,000 and $314,000 for the first nine months of 2001 and 2000, respectively. Income tax payments, primarily foreign, were $20,000 and $28,000 for the three months ended September 30, 2001 and 2000, respectively, and $38,000 and $147,000 for the first nine months of 2001 and 2000, respectively.

Operating Segments and Major Customers

The company has one operating segment, sales of thin client hardware and software.

The percentages of total net revenues represented by sales to major customers are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
GTS Gral (Europe)*	16%	-	10%	-
Adtcom (Europe)	-	25%	9%	22%
Ingram Micro	9%	17%	7%	7%
Tech Data (U.S. & Europe)	5%	1%	9%	14%

        * GTS Gral is a European distributor substantially owned by a director of the Company.

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

Restructuring Charges

On March 31, 2000 we announced a restructuring plan involving a general reduction in workforce affecting all classes of employees and exiting certain leased facilities.  Approximately 60 employees were terminated under this plan.  In connection with the plan, we recorded a restructuring charge of $2.6 million consisting of $2.4 million for employee separation costs and $0.2 million for facility exit costs.

During the third quarter of 2000 we undertook a new restructuring plan which involved a general reduction in workforce affecting all classes of employees, exiting certain leased facilities and discontinuing development activities related to several product lines. This plan was necessitated by the termination of our contract with IBM as well as the change in market conditions.  Approximately 40 employees were terminated under this plan.  In connection with these actions, we recorded a restructuring charge of $1.6 million consisting of cash charges of $1.0 million for employee separation costs and $0.2 million for facility exit costs, and non-cash charges of $0.4 million related to the discontinued product lines, including the recognition of an impairment loss of $0.3 million on the intangibles attributable to our purchase of Multiplicity.

Approximately $0.2 million remains unpaid and is included in accrued liabilities as of September 30, 2001.  The restructuing plan is expected to be completed during the fourth quarter of 2001.

Notes Payable

On October 30, 2001, we secured a $5.0 million line of credit with Silicon Valley Bank ("SVB").  The line is secured by substantially all of our assets and bears interest at a rate of prime plus 2%. In connection with this line of credit we issued warrants to SVB to purchase 650,000 shares of Common Stock at a price of $.50 per share. The warrants expire on October 31, 2006.

Concurrent with the SVB financing, we paid off our working capital line of credit obtained on March 30, 2000 from Foothill Capital.  Such line of credit was secured by substantially all of our assets. As of June 30, 2001, we were in default of the minimum EBITDA (Earnings Before Income Taxes, Depreciation and Amortization) covenant of $38,000 for the three month period ended June 30, 2001. Under the terms of the agreement, borrowings during the third quarter of 2001 bore interest at a rate of prime plus 6.75%, which includes a covenant default rate of 4% (for a total of 12.75% at September 30, 2001). As of the date of termination of our agreement with Foothill Capital, the total amount outstanding under the line of credit was approximately $0.8 million.  For the three- and nine-month periods ended September 30, 2001, fees amounting to $260,000 and $299,000 respectively, were included in interest expense.  During the same three-and nine-month periods total interest expense on the line of credit amounted to $451,000 and $575,000, respectively and the corresponding effective annual interest rate was 54% and 19%, respectively.  For the three- and nine-month periods ended September 30, 2000, total interest expense on the line of credit amounted to $138,000 and $268,000, respectively.

In August 2000, we concluded an agreement with SCI Technology, Inc. ("SCI"), a subsidiary of SCI Systems, Inc., to convert $3.3 million of our accounts payable to them into a thirteen-month note (the "Convertible Note").  The Convertible Note, issued in September 2000 had an interest rate of six and one-half percent (6.5%) per annum and an option to convert each dollar of the outstanding principal into one share of our Common Stock at anytime during the Convertible Note period at a conversion price of $1.00 per share.  In August 2001, the Convertible Note was extended for an additional year with an increase in the interest rate from 6.5% per annum to eight percent (8%) per annum computed on the unpaid balance beginning October 1, 2001 and the conversion price was reduced to $.62 per share.

On October 17, 2001, we concluded an agreement with SCI to convert $1.0 million of our accounts payable to them into a note, which matures on September 29, 2002 and bears interest at a rate of eight percent (8%). This note is not convertible.

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

Recent Developments

At September 30, 2001, we had cash of approximately $517,000.  During the year ended December 31, 2000 and the quarter ended September 30, 2001, we incurred losses of  $32.7 million and $3.2 million, respectively, and during those periods our cash and cash equivalents decreased by approximately $3.4 million and $0.9 million, respectively.  Based on these factors, among others, there is doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain financing and ultimately to achieve profitability and positive cash flow.

On October 17, 2001, we concluded an agreement with SCI to convert $1.0 million of our accounts payable to them into a note, which matures on September 29, 2002 and bears interest at a rate of eight percent (8%).

On October 30, 2001, we received $2,000,000 in capital through a private placement of 530,000 shares of Series C Convertible Preferred Stock ("Series C Preferred") pursuant to an August 29, 2001 purchase agreement between the Company and the purchaser. The Series C Preferred shares were issued on November 13, 2001. As of September 30, 2001, the Series C Preferred Shares were recorded as equity with an offsetting subscription receivable also being classified as equity. The Series C Preferred shares are entitled to dividends of $.23 per annum, which accrue semi-annually if not paid.  Each share of the Series C Preferred is convertible into ten shares of Common Stock at the election of the holder, subject to the Company obtaining prior approval from its shareholders to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock by not less than 5,300,000 shares.  In connection with this private placement, the purchaser also received warrants to purchase 1,200,000 shares of Common Stock at $.62 per share.  The warrants expire on August 29, 2006.

On October 30, 2001, we secured a $5.0 million line of credit with Silicon Valley Bank ("SVB").  The line is secured by substantially all of our assets and bears interest at a rate of prime plus 2%. In connection with this line of credit we issued warrants to SVB to purchase 650,000 shares of Common Stock at a price of $.50 per share. The warrants expire on October 31, 2006.

Concurrent with the SVB financing, we paid off our working capital line of credit obtained on March 30, 2000 from Foothill Capital.  Such line of credit was secured by substantially all of our assets.  As of June 30, 2001, we were in default of the minimum EBITDA (Earnings Before Income Taxes, Depreciation and Amortization) covenant of $38,000 for the three-month period ended June 30, 2001. Under the terms of the agreement, borrowings during the third quarter of 2001 bore interest at a rate of prime plus 6.75%, which includes a covenant default rate of 4% (for a total of 12.75% at September 30, 2001).  As of the date of termination of our agreement with Foothill Capital, the total amount outstanding was approximately $0.8 million.  For the three- and nine-month periods ended September 30, 2001, fees amounting to $260,000 and $299,000, respectively, were included in interest expense.  During the same three-and nine-month periods total interest expense on the line of credit amounted to $451,000 and $575,000, respectively and the corresponding effective annual interest rate was 54% and 19%, respectively.  For the three- and nine-month periods ended September 30, 2000, total interest expense on the line of credit amounted to $138,000 and $268,000, respectively.

On March 20, 2001, our Common Stock was delisted from the Nasdaq National Market due to the failure to maintain a minimum bid price of $1.00 per share.  Our Common Stock is now trading on the OTC Bulletin Board, which is considered to be less liquid and more volatile than the Nasdaq National Market.

In December 2000, we raised $1,500,000 in capital through a private placement of 220,000 shares of Series B Convertible Preferred Stock ("Series B Preferred") with an investor who was appointed as a member of the Company's board of directors on January 11, 2001.  At the Company's Annual Meeting held on May 29, 2001, the investor did not stand for election, but he was subsequently reappointed as a member of the Company's board of directors on November 6, 2001. The Series B Preferred shares are entitled to dividends of $.41 per annum, which accrue semi-annually if not paid. Each share of Series B Preferred is convertible into ten shares of Common Stock at the election of the holder. In connection with this private placement, the purchaser also received warrants to purchase 600,000 shares of Common Stock at $.75 per share. The warrants expire on December 28, 2005.

In December 2000, we entered into a mutual settlement of all claims with Tektronix. The claims represented unpaid commitments by both parties. As part of the settlement, we issued 750,000 shares of Common Stock to Tektronix (as a vendor). The value of the stock was determined by the closing price of our Common Stock on the Nasdaq National Market on the date of the settlement and a gain on the settlement of $821,000 was recorded in December 2000.

On March 31, 2000 we announced a restructuring plan involving a general reduction in workforce affecting all classes of employees and exiting certain leased facilities.  Approximately 60 employees were terminated under this plan.  In connection with the plan, we recorded a restructuring charge of $2.6 million consisting of $2.4 million for employee separation costs and $0.2 million for facility exit costs.

During the third quarter of 2000 we undertook a new restructuring plan which involved a general reduction in workforce affecting all classes of employees, exiting certain leased facilities and discontinuing development activities related to several product lines.  This plan was necessitated by the termination of our contract with IBM as well as a change in market conditions.  Approximately 40 employees were terminated under this plan.  In connection with these actions, we recorded a restructuring charge of  $1.6 million consisting of cash charges of $1.0 million for employee separation costs and $0.2 million for facility exit costs, and non cash charges of $0.4 million related to the discontinued product lines, including the recognition of an impairment loss of $0.3 million on the intangibles attributable to our purchase of Multiplicity LLC ("Multiplicity").  Approximately $0.2 million remains unpaid and is included in accrued liabilities as of September 30, 2001.  The restructuring plan is expected to be completed by the fourth quarter of 2001.

Results of Operations

Total Net Revenues

Total net revenues for the third quarters of 2001 and 2000 were $8.4 million and $11.1 million, respectively, representing a decrease of 24%, and $30.1 million and $38.0 million for first nine months of 2001 and 2000, respectively, representing a decrease of 21%.  A discussion of the decrease in total net revenues follows under "Hardware Revenues", "Software Revenues" and "Service Revenues".

Hardware Revenues

Hardware revenues were $7.2 million and $9.0 million for the third quarters of 2001 and 2000, respectively, representing a decrease of 20%, and $26.1 million and $31.8 million for the first nine months of 2001 and 2000, respectively, representing a decrease of 18%. The decrease in hardware revenues is due to fewer thin client unit sales and the loss of sales to IBM, whose agreement with us terminated on December 31, 2000.

Software Revenues

Revenues from software products were $0.9 million and $1.5 million for the third quarters of 2001 and 2000, respectively, representing a decrease of 40% and $2.6 million and $3.5 million for the first nine months of 2001 and 2000, respectively, representing a decrease of 26%.  The decrease in software revenues reflected the corresponding decrease in related hardware revenues resulting from reduced thin client unit sales.

Service Revenues

Service revenues were $0.3 million and $0.6 million for the third quarters of 2001 and 2000, respectively, representing a decrease of 50%, and $1.4 million and $2.7 million for the first nine months of 2001 and 2000, respectively, representing a decrease of 48%.  Service revenues have declined as a result of the decline in the purchase and/or renewal of hardware service contracts.  This is due in part to the customers' preferences to purchase spare units with their initial orders rather than purchase hardware service contracts.

Gross Margin on Hardware Revenues

Gross margin on hardware revenues represents revenues less cost of revenues related to hardware products. Our gross margins on hardware revenues were $0.8 million and $1.6 million for the third quarters of 2001 and 2000, respectively, and $5.9 million and $3.4 million for the first nine months of 2001 and 2000, respectively. Our gross margin percentages on hardware revenues were 12% and 18% for the third quarters of 2001 and 2000, respectively, and 23% and 11% for the first nine months of 2001 and 2000, respectively.  The increase in gross margins during the nine-month periods was attributable primarily to a significant write off of certain inventory during the first six months of 2000.

Gross Margin on Software Revenues

Gross margin on software revenues represents revenues less cost of revenues related to software products. Our gross margins on software revenues were $0.6 million and $1.3 million for the third quarters of 2001 and 2000, respectively, and $1.8 million and $2.8 million for the first nine months of 2001 and 2000, respectively.  This decrease was across all product lines.  Our gross margin percentages on software revenues were 68% and 86% for the third quarters of 2001 and 2000, respectively, and 68% and 78% for the first nine months of 2001 and 2000, respectively. The reduction on gross margin percentages resulted from higher discounts to customers during 2001.

Gross Margin on Service Revenues

Gross margin on service revenues represents revenues less cost of revenues related to services.  Our gross margins on service revenues were $0.2 million and $0.3 million for the third quarters of 2001 and 2000, respectively, and $1.2 million and $1.5 million for the first nine months of 2001 and 2000, respectively.  The decreases resulted both from the expiration of existing hardware service contracts and a declining number of new hardware service contracts.  Our gross margin percentages were 73% and 49% for the third quarters of 2001 and 2000, respectively, and 87% and 55% for the first nine months of 2001 and 2000, respectively.  The improvement in gross margin percentages resulted from reduced costs associated with the Extended Warranty and Express Warranty programs.

Research and Development Expenses

Research and development ("R&D") expenses were $0.6 million and $1.4 million for the third quarters of 2001 and 2000, respectively, and $2.0 million and  $7.5 million for the first nine months of 2001 and 2000, respectively. The decrease in R&D spending was the result of reduced salary and employee benefit expenses associated with the reduction in our R&D personnel as part of our restructuring and cost containment programs.

Marketing and Selling Expenses

Marketing and selling expenses were $2.6 million and $3.8 million for the third quarters of 2001 and 2000, respectively, and $9.2 million and $17.7 million for the first nine months of 2001 and 2000, respectively. The decrease in 2001 resulted from the implementation of our cost reduction plans and a significant reduction in our marketing programs.

General and Administrative Expenses

General and administrative expenses were $1.1 million and $1.9 million for the third quarters of 2001 and 2000, respectively, and $3.3 million and $6.3 million for the first nine months of 2001 and 2000, respectively. The decrease of $0.8 million between the third quarter of 2001 and the third quarter of 2000 as well as the decrease of $3.0 million between the first nine months of 2001 and the first nine months of 2000, is due primarily to a reduction in our workforce, cost reduction programs and a reduction in foreign currency translation losses resulting from our transition to solely a U.S. dollar denominated invoicing policy, which became effective January 1, 2001.

Charge For Acquired In-Process Research and Development

During the first quarter of 2000, we incurred a charge of $1.8 million of in-process research and development associated with the acquisition of Multiplicity in January 2000. The amount allocated to in-process research and development was determined by a third party assessment using established techniques for the high-technology industry.

Interest Expense, Net

Interest expense, net, was $548,000 and $191,000 for the third quarters of 2001 and 2000, respectively, and $873,000 and $314,000 for the first nine months of 2001 and 2000, respectively. The increases from period to period reflects a $313,000 increase in interest expense due to the line of credit with Foothill Capital, our issuance of a $3.3 million convertible note in September 2000, dividends accrued on our Series B Convertible Preferred Stock and a $12,000 decrease in interest income, due primarily to decreased average balances in interest-earning accounts Loan amendment fees incurred in connection with the refinancing of the line of credit totaled $299,000 of which $260,000 was recorded as interest expense in the third quarter of 2001 and $299,000 was recorded in the nine months ended September 30, 2001. Our effective annual interest rate on our line of credit was 54% and 19% for the three- and nine-month periods ended September 30, 2001 and total interest expense on the line of credit was approximately $451,000 and $138,000 for the third quarters of 2001 and 2000, respectively, and approximately $575,000 and $268,000 for the first nine months of 2001 and 2000, respectively.

Income Taxes

The provision for income taxes for the first nine months of 2001 is for foreign income taxes.  We continue to generate tax net operating loss carryforwards for the United States federal and state jurisdictions.  However, no deferred tax assets have been recognized in respect of these carryforwards because continued losses create uncertainty about our ability to generate sufficient taxable income to realize the related benefits.

Capital Requirements

Capital spending requirements for the remainder of 2001 are estimated at approximately $40,000.

Liquidity

As of September 30, 2001, we had combined cash and equivalents and short-term investments totaling $0.5 million, and $5.3 million in notes payable, consisting of $2.0 million in bank indebtedness and $3.3 million outstanding on SCI's convertible note. Cash used in operations was $0.2 million in the first nine months of 2001 compared to cash used in operations of $9.6 million for the first nine months of 2000. In the first nine months of 2001, a net loss of $6.5 million was offset by management's emphasis to continue to reduce certain asset accounts evidenced by a decrease in inventories of $1.9 million, prepaid expenses of $1.8 million, accounts receivable of $1.0 million, accrued expenses of $0.8 million and deferred revenue of $1.0 million.  In the first nine months of 2000, a net loss of $30.7 million and a decrease in accounts payable of $0.7 million were only partially offset by a decrease in accounts receivable and inventories of $11.0 million and $5.7 million, respectively, and an increase in accrued expenses of $0.7 million.

Cash provided by investing activities of $0.4 million in the first nine months of 2001 resulted from the maturity of short-term investments of $0.3 million and a reduction in other assets of $0.1 million.  Cash provided by investing activities of $0.9 million in the first nine months of 2000 is the result of sales and maturities of short-term investments of $4.2 million offset by the cash used to acquire Multiplicity of $2.2 million and purchases of short-term investments of $1.0 million.

Cash used in financing activities of $1.1 million in the first nine months of 2001 resulted from the receipt of $1.5 million for the sale of convertible preferred stock offset by the net reduction of the outstanding balance under our line of credit of $2.6 million.  Cash provided by financing activities of $4.6 million in the first nine months of 2000 reflects the proceeds of $3.9 million from borrowings under the line of credit and proceeds of $0.8 million from the issuance of common stock.  Principal payments on capital lease obligations were $0.1 million during the first nine months of 2000.

On October 30, 2001, we secured a $5.0 million line of credit with SVB.  The line is secured by substantially all of our assets and bears interest at a rate of prime plus 2%. In connection with this line of credit we issued warrants to SVB to purchase 650,000 shares of Common Stock at a price of $.50 per share. The warrants expire on October 31, 2006.

Concurrent with the SVB financing, we paid off our line of credit obtained on March 30, 2000 from Foothill Capital.  Such line of credit was secured by substantially all of our assets. As of June 30, 2001, we were in default of the minimum EBITDA covenant of $38,000 for the three month period ended June 30, 2001.Under the terms of the agreement, borrowings during the third quarter of 2001 bore interest at a rate of prime plus 6.75% (for a total of 12.75% at September 30, 2001). As of the date of termination of our agreement with Foothill Capital, the total amount outstanding under the line of credit was approximately $0.8 million.  For the three- and nine-month periods ended September 30, 2001, fees amounting to $260,000 and $299,000, respectively, were included in interest expense.  During the same three-and nine-month periods total interest expense on the line of credit amounted to $451,000 and $575,000, respectively and the corresponding effective annual interest rate was 54% and 19%, respectively.  For the three- and nine-month periods ended September 30, 2000, total interest expense on the line of credit amounted to $138,000 and $268,000, respectively.

In August 2001, our thirteen-month Convertible Note issued to SCI in September 2000 in the amount of $3.3 million was extended for an additional year with an increase in the interest rate from 6.5% per annum to eight percent (8%) per annum computed on the unpaid balance beginning October 1, 2001 and the conversion price was reduced to $.62 per share.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards  No. 141, “Business Combinations” (“SFAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

As of September 30, 2001, the net carrying amount of goodwill remaining after the purchase of the Network Displays Business unit of Tektronix in December 1998 is $1.7 million and there are no intangible assets relating to the purchase of Multiplicity in January 2000.  Amortization expense during the three and nine-month periods ended September 30, 2001 was $101,000 and $302,000, respectively.  At present, the Company is currently assessing, but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

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

Liquidity

Our capital requirements will depend on many factors, including but not limited to the market acceptance of our product, the response of our competitors to our product and our ability to continue to grow software revenue.  In addition to the financing we received in March 2000 (line of credit), January 2001 (convertible preferred stock) and October, 2001 (line of credit and convertible preferred stock), we may be required to seek additional financing before we achieve positive cash flow.  In that event, no assurance can be given that additional financing will be available, or that if available, it will be available on terms acceptable to us, or our shareholders.  If adequate funds are not available to satisfy our short-term or long-term capital requirements we may be required to limit our operations significantly.  Based on the factors discussed above, among other things, there is doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital or additional financing, and ultimately achieve profitability and/or positive cash flow.

As of September 30, 2001, we had combined cash and equivalents totaling $0.5 million, and $5.3 million in notes payable, consisting of $2.0 million in bank indebtedness and $3.3 million in other debt.

On October 30, 2001, we secured a $5.0 million line of credit with SVB.  The line is secured by substantially all of our assets and bears interest at a rate of prime plus 2%. In connection with this line of credit we issued warrants to SVB to purchase 650,000 shares of Common Stock at a price of $.50 per share. The warrants expire on October 31, 2006.

 In August 2001, our thirteen-month Note issued to SCI in September 2000 in the amount of $3.3 million was extended for an additional year with an interest rate of  6.5% per annum computed on the unpaid balance from August 31, 2000 to September 30, 2001 and eight percent (8%) per annum computed on the unpaid balance beginning October 1, 2001 and an option to convert each dollar of the outstanding principal into one share of our Common Stock at anytime during the new Note period at a conversion price of $.62 per share.

Going Concern Uncertainty

The Company has incurred losses from continuing operations for the year ended December 31, 2000 of approximately $32.7 million and for the three- and nine-month periods ended September 30, 2001 of approximately $3.2 million and $6.5 million, respectively.  The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing as may be required and ultimately to attain profitability.  The Company is actively marketing its existing and new products, which it believes will ultimately lead to profitable operations.  However, no assurance can be given that these available funds will meet the Company’s cash requirements in the future. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

All of our international sales are now denominated in U.S. dollars. We still have a few small accounts receivable and minimal amounts of property and equipment denominated in Euros as of September 30, 2001, which are subject to exchange rate fluctuations. This will potentially affect our operating results negatively or positively, depending on the value of the U.S. dollar against the Euro, although the effect on our results of operation is not expected to be material.  The Company's line of credit bears interest at a variable rate, which fluctuates with market conditions.

NETWORK COMPUTING DEVICES, INC.

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

As of June 30, 2001, we were in default under a covenant under our line of credit with Foothill Capital requiring us to achieve minimum EBITDA  of $38,000 for the three- month period ended June 30, 2001. In July 2001, the line of credit was amended to eliminate this covenant and reduce the maximum amount of the credit line from $15.0 million to $3.5 million. In August 2001, the maximum credit line was reduced to $3.25 million from $3.5 million and the maturity date of the line of credit was extended to September 15, 2001. Finally, in September 2001, the line of credit was amended to reduce the maximum amount of the credit line from $3.25 million to $3.0 million and extend the maturity date to October 15, 2001 in order to provide additional time for another lender to extend a new revolving credit facility to us. On October 30, 2001, we secured this new credit facility and terminated our line of credit with Foothill Capital.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed herewith:

	Exhibit 4.1	Amended and Restated Convertible Promissory Note, dated August 31, 2001, by and between Network Computing Devices, Inc. and SCI Technology, Inc.

	Exhibit 4.2	Amended and Restated Registration Rights Agreement, dated August 29, 2001, by and among Network Computing Devices, Inc., SCI Technology, Inc., Guenther Pfaff and Hofmann & Co.

	Exhibit 4.3	Warrant, dated August 29, 2001, issued to Hofmann & Co.

Exhibit 10.60

Amended and Restated Registration Rights Agreement, dated August 29, 2001, by and among Network Computing Devices, Inc., SCI Technology, Inc., Guenther Pfaff and Hofmann & Co. (Reference is made to Exhibit 4.2)

	Exhibit 10.67	Securities Purchase Agreement, dated August 29, 2001, by and between Network Computing Devices, Inc. and Hofmann & Co.

	Exhibit 10.68	Warrant, dated August 29, 2001, issued to Hofmann & Co. (Reference is made to Exhibit 4.3)

	Exhibit 10.69	Amended and Restated Convertible Promissory Note, dated August 31, 2001, by and between Network Computing Devices, Inc. and SCI Technology, Inc. (Reference is made to Exhibit 4.1)

	Exhibit 10.70	Amendment No. 6 to the Loan and Security Agreement, dated September 14, 2001, by and between Network Computing Devices, Inc. and Foothill Capital Corporation.

(b)	The Company filed no reports on Form 8-K during the three-month period ended September 30, 2001.

NETWORK COMPUTING DEVICES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Network Computing Devices, Inc.
(Registrant)
Date: November 14, 2001
	By:	/s/ Michael A. Garner
Michael A. Garner
Chief Financial Officer and Secretary
(Duly Authorized and Principal Financial and Accounting Officer)