Form 10-K
period 2001-12-31
NETWORK COMPUTING DEVICES INC
filed 2002-04-29
CIK 886138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

            ☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                 Act of 1934 for the fiscal year ended December 31, 2001

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

(650) 694-0650
(Registrant’s telephone number, including area code)

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

Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 29, 2002, as reported on the Nasdaq OTC Bulletin Board, was approximately $5,988,500. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2002, 17,613,237 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders of Network Computing Devices, Inc. (the “Proxy Statement”) scheduled to be held on or about June 26, 2002, are incorporated by reference in Part III of this Report on Form 10-K.

PART I

This report includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Performance and Risk Factors” and elsewhere in this report, that could cause actual results to differ materially from historical results or those currently anticipated. In this report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Item 1.  Business

Recent Development - Sale of Windows-based Terminal Product Line

On March 26, 2002, Network Computing Devices, Inc. (“NCD”), completed the disposition of its ThinSTAR Windows-based Terminal product line to Neoware Systems, Inc. (“Neoware”) in accordance with an Asset Purchase Agreement dated March 22, 2002, between NCD and Neoware. The assets disposed of consisted principally of customer records, the ThinSTAR trademark and other intellectual property, and contract rights used in the business of designing, developing, manufacturing, distributing and selling the Windows-based Terminals marketed under the ThinSTAR brand name.

The ThinSTAR product line will continue to be available from NCD in Europe, the Middle East and Africa (“EMEA”) under an OEM agreement with Neoware.  In the Americas, Asia-Pacific and the rest of the world, the ThinSTAR product will be rebranded as “ThinSTAR by Neoware” and will continue to be available through the existing channel of ThinSTAR authorized distributors and resellers. A group of NCD’s sales and support employees joined Neoware following the closing. NCD continues to provide worldwide service and support for the ThinSTAR product line.

The purchase price was $4.25 million, $300,000 of which is being held in an escrow account for a minimum of 120 days from the date of the closing to satisfy indemnification claims and certain obligations of NCD, and $250,000 of which is payable in accordance with an earn-out provision requiring NCD’s satisfaction of certain sales targets in the EMEA. Neoware's purchase price included an option to acquire additional assets relating to NCD’s European operations.

Worldwide net revenues and gross profit from the ThinSTAR product line for the year ended December 31, 2001 were approximately $16.5 million and $1.6 million, respectively.  NCD will continue to sell the ThinSTAR product line in the EMEA until such time that Neoware exercises its option to acquire additional assets relating to NCD’s European operations.  In the year ended December 31, 2001, EMEA net revenues and standard gross profit for the ThinSTAR product line were approximately $8.9 million and $.2 million, respectively.

At December 31, 2001, NCD had ThinSTAR inventory and accounts receivable and trade accounts payable relating to its North American sales of the ThinSTAR product line approximating $4.5 million and $2.5 million, respectively.  Neoware’s purchase of the ThinSTAR product line did not include these accounts payable or accounts receivable, which we expect will be liquidated in the normal course of business.  NCD believes that the carrying value of these assets at December 31, 2001 is not in excess of their liquidation value.

General

Historically, NCD has provided thin client hardware and software delivering simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. Our hardware product lines have included the NCD NC900 network computers and, until recently, NCD ThinSTAR line of Windows-based Terminals. On the software side we offered the NCD ThinPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Windows servers. Our thin clients, NCD ThinPATH software, and installation and support services have been a combination delivering a fully integrated desktop solution to companies seeking a low-cost, easy to manage, simple to use, high performance user experience. Since introducing our first product in 1989, we have installed over 1,000,000 thin clients worldwide.

Going forward, NCD will focus on its worldwide NCD ThinPATH software business while continuing to market its NCD NC900 network computer product line worldwide.  In addition, and as mentioned above, the ThinSTAR product line will continue to be available from NCD in the EMEA under an OEM agreement with Neoware. As a result, NCD’s European operations serving those markets will be essentially unchanged.

Network Computing Devices, Inc. is a Delaware corporation. We were originally incorporated in California in February 1988 and were reincorporated in Delaware in October 1998. Unless the context otherwise requires, the terms “the Company” and “NCD” refer to Network Computing Devices, Inc. and its consolidated subsidiaries.

Industry Background

Thin Client Computing

The original development of thin client computing came in the UNIX environment using the X Windows System (often simply called X or X11). It was followed in the Microsoft Windows environment by Citrix’s Independent Computing Architecture (“ICA”) and then by Microsoft’s Remote Desktop Protocol (“RDP”).  All three technologies allow applications to run on centrally-administered servers, taking advantage of enterprise-level resources. The applications’ graphical user interface (“GUI”) is then sent over the network to the user’s desktop or viewing appliance. This separation of the display of applications from the computing they require enables organizations to deploy, manage and upgrade one or a small number of servers instead of hundreds or thousands of individual personal computers. The result is faster access to new applications, increased system security, higher productivity, longer use of both client and server capital investments, and greatly improved use of information technology staff resources.

Over the last several years, a number of important developments occurred which expanded the potential markets for network computing systems. First, the availability of the powerful Pentium microprocessor enabled the development of complex Windows-based systems. Second, Microsoft NT Server software, combined with Microsoft-authorized multi-user software such as Citrix MetaFrame, became available to support multi-user Windows applications. In September 1998, Microsoft demonstrated its support of the thin client computing model with its introduction of Windows NT 4.0 server, Terminal Server Edition (Windows Terminal Server) and its support of the development of Windows-based Terminals to access these servers. Third, the rapid growth of the Internet and Internet-based computing has popularized the concept of remote computing and created new interest in the thin client computing model.

Information Access and Infrastructure Management Software

Software is key to information access and infrastructure management. The physical connection to the intranet or Internet is relatively easy; but the simple, well managed, cost-effective operation of network-wide computing resources requires sophisticated software.

The market for enterprise information access and infrastructure management software is large and comprised of a number of segments, many of which are expanding rapidly.  There are three key market segments, which NCD is addressing:

•                  Software for managing thin clients: One of the key benefits of a thin client is the ability to manage the device remotely without having to visit the desktop for configuration or software updates.  NCD offers two different software products for managing two different types of thin clients.  NCD ThinPATH Manager allows the system administrator to manage Windows-based Terminals from a Windows 2000 server, such that a terminal’s software may be upgraded and configured remotely.  NCD also offers similar functionality for its NC900 product line using NCD NCBridge software.

•                  PC software for accessing remote UNIX systems: UNIX systems continue to be employed even though most users have PCs for accessing information systems.  NCD offers NCD PC-Xware software for accessing UNIX applications from a PC.

•                  PC software for managing PCs: One of the biggest costs associated with PCs is the technical infrastructure required to support them.  Software that can simplify the PC interface and make it easier to support is in high demand. NCD ThinPATH PC client software is designed to manage PCs as thin clients. The dedicated user interface makes it simple for users to access applications, but it also protects the PC from unapproved desktop changes.  NCD ThinPATH PC is intended to provide a cost effective migration strategy for using existing PCs as a transition toward server-based computing with applications that are available from Microsoft Terminal Services, Citrix MetaFrame or a web server.

These NCD software offerings provide the tools that allow easy access and management of enterprise information systems.

Markets and Applications

Many companies employ multiple operating environments on their corporate network, including intranet and Internet connectivity. This capability facilitates employee collaboration and allows access to the enormous information resources that exist across the enterprise and around the world. NCD thin clients and NCD ThinPATH software were developed as a means of providing cost-effective, easy to maintain access to all of these resources. The NCD ThinSTAR Windows-based Terminals, the product line sold to Neoware, are optimized to access all resources through Microsoft Windows Terminal Services, while the NCD NC900 network computers are optimized for accessing X11 applications residing on UNIX servers. The NCD ThinPATH family of software provides tools for managing both the ThinSTAR and the PC as well as emulators to permit Windows-based Terminals to access virtually any server on the network. Also, NCD ThinPATH Plus provides support for local peripheral devices on Windows-based Terminals and desktop PCs.  We believe that our ongoing relationship with Neoware will enable us to continue to sell NCD ThinPATH software to support Neoware’s product family.

The NCD network computer products, which were originally called X terminals were developed to allow multiple users to access UNIX applications on servers without the burden of expensive UNIX workstations on their desktop. When Windows applications became a requirement, these users were required to add a bulky and expensive PC to their desk space. In order to maintain a single desktop device we introduced Citrix ICA on our NCD network computer products for accessing Windows NT applications from the already existing X terminal of the UNIX users. With Microsoft Windows NT Server 4.0, Terminal Server Edition (“TSE”), UNIX users could still access Windows applications through the Citrix ICA client.  We continue to serve this legacy NCD or X terminal market with our NCD NC900 product line, which offers the only device still marketed as an X terminal.

The market for our new NCD ThinPATH PC software results from the coming together of three domains:  the increased use of server-based applications, the installed base of PCs, and the multiplicity of desktop management systems. NCD’s comprehensive understanding of thin client management along with its ten-year history of employing technologies to solve real customer problems, positions NCD to create a unique system that is dependable, cost effective, and has minimal impact on existing customer systems.  Many corporations use advanced desktop management systems by Microsoft, IBM, Computer Associates and Hewlett-Packard Company, or HP to meet multiple objectives, such as inventory equipment tracking, hardware failure notification, software distribution, and desktop management. However, given the enterprise level architectures required by advanced desktop management systems and the ongoing software and training costs associated with them, many companies never realize the full benefit of these products. While companies may be able to achieve a subset of NCD ThinPATH PC functionality with specialized low-level tools (typically Microsoft or other minimal-cost network tools and technologies), these tools will not accommodate the wide range of desktop hardware suppliers and operating systems deployed in corporate networks.  To implement such an approach also requires that companies have advanced Microsoft-certified support engineers available for the design, implementation, and support of the service.  In contrast, NCD’s vision for NCD ThinPATH PC allows it to seamlessly integrate into corporate networks and improve on the ability to centralize the configuration and management of the installed PCs.  Future expansion of this product also includes support for additional desktop classes, including other manufacturer’s thin client appliances as well as the growing mobile thin client market, which will be accelerated by Microsoft’s “Mira” standard.

 Software Products

NCD ThinPATH Software. We offer a family of client-based and server-based software products that deliver capabilities that are important to enterprises deploying the emerging server-based computing model. The series of software modules allows Windows-based Terminals and PCs to emulate virtually any desktop device so that they can access any server on the network, regardless of its operating system. This software is designed to make centralized management and support of the network easier, and to permit support of local printers and other peripheral devices on Windows-based Terminals and PCs without adding protocol software to Microsoft’s Terminal Services.

NCD NCBridge Software. Our NCD NC900 products run NCD NCBridge, which runs on the WindRiver VXWorks  operating system. The NCD NC900 incorporates extensive enhancements to the basic X server software to improve performance, system manageability and robustness.

NCD PC-Xware. NCD PC-Xware is software for Windows PCs that provides connectivity to X Windows applications running on UNIX host systems. We offer versions of NCD PC-Xware for the full range of Microsoft Windows corporate desktops.

On March 27, 2002, we announced our newest software product, NCD ThinPATH PC client software, which is designed to manage PCs as thin clients. The dedicated user interface makes it simple for users to access applications, but it also protects the PC from unapproved desktop changes.  NCD ThinPATH PC is intended to provide a cost effective migration strategy for using existing PCs as a transition toward server-based computing with applications that are available from Microsoft Terminal Services, Citrix MetaFrame or a web server.

Hardware Products

Historically, we have offered a broad line of thin client products to provide businesses and other enterprises with an open systems approach to network computing based on our Network Computing Architecture. Our thin client devices included NCD ThinSTAR Windows-based Terminals and NCD NC900 network computers.

Windows-based Terminals. Our thin client products are desktop devices that are used to access information and applications residing on computer servers in a local area network or wide area network. As discussed above, the thin clients were initially introduced to access UNIX applications; later the software was added to allow these same devices to access mainframes and other non-UNIX servers. With the growing popularity of Windows environments, we introduced the NCD ThinSTAR Windows-based Terminals and NCD ThinPATH software to optimize access to networked Windows NT servers. As mentioned above, although we sold this product line to Neoware, we are continuing to sell these products in the EMEA pursuant to an OEM agreement with Neoware.

Our NCD NC900 is a high-performance network computer that is targeted at customers who want browser access to the network or who have requirements to access X11 applications on UNIX servers. In June 2000, we introduced the NC900 to be a replacement and upgrade for our earlier X terminal and NC products. This new product is intended to consolidate and simplify our NC product offering while providing improved performance to the user. The NCD NC900 is based on powerful MIPS processors.

Product Development

We believe that we must enhance our existing line of NCD ThinPATH software products and continue developing new software products that incorporate the latest improvements in technology in order to migrate our business from predominantly a hardware business to a software business.

Our current development programs include:

•                  Server and client software for making thin client devices and PCs easy to deploy and manage in server-based computing environments including Microsoft Terminal Services and Microsoft .NET;

•                  Server and client software for connecting thin client devices and PCs to a broad range of applications running on Windows XP and legacy systems; and

•                  Continued feature enhancements of network computer platforms.

There can be no assurance that any of these development efforts will result in the introduction of new products or that any such products will be commercially successful. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Performance and Risk Factors—New Product Development and Timely Introduction of New and Enhanced Products.”

During 2001, 2000 and 1999, the Company’s research and development expenditures were $2,625,000, $8,393,000 and $12,935,000, respectively. The significant decrease in R&D expenses resulted from our reduction in R&D personnel. We expect to spend approximately $1.5 million in R&D in 2002.

The foregoing discussion concerning our product development program includes forward-looking statements. Actual product development results may differ substantially depending upon a variety of factors, including those described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Performance and Risk Factors.”

Marketing and Sales

We have several marketing and sales objectives. The first is to expand our customer base by using our NCD ThinPATH PC software to better manage PC’s being used as thin clients.  Currently, only about 15% of the devices used to access server-based computing are thin clients; the vast majority are PCs.  These PCs require an ongoing and costly technical support infrastructure.  However, many users still hesitate to replace them with simpler, dedicated thin clients.  We believe that these users represent a very good market for our new PC software that will enable them to capture the economic benefits of remotely managed thin clients without a large investment in equipment, infrastructure and training.

Our second objective is to continue to sell the NCD NC900 as the X terminal of choice to those customers who need to expand their current operation where they have standardized on X terminals or need replacement products for the over 1 million X terminals that have been sold worldwide during the past ten years by various vendors. Third, with the sale of the ThinSTAR Product Line to Neoware, we will begin migrating our NCD ThinPATH software product line from its captive NCD market to users of thin client products offered by Neoware.

International sales represented approximately 45%, 40% and 40% of our net revenues during 2001, 2000 and 1999, respectively. Well over 90% of our international revenues come from the EMEA where we will continue to sell the ThinSTAR product line under an exclusive OEM agreement with Neoware.

Sales to Adtcom represented 11% and 31% and sales to Tech Data represented 10% and 11%, respectively, of net revenue for the years ended December 31, 2001 and 2000, respectively.

Service and Support

We believe that our ability to provide service and support is and will continue to be an important element in the marketing of our products. We maintain in-house repair facilities and also provide telephone and e-mail access to our technical support staff. Our worldwide technical support engineers not only provide assistance in diagnosing problems but work closely with customers to address system integration issues and to assist customers in increasing the efficiency and productivity of their systems. We provide system level software support at no charge to the customer through our factory-based technical maintenance organization and field system engineers, and also offer software update services that allow customers to purchase subsequent releases of our software products. GM3, a leading European service organization, provides repair services for our European customers. Cybersource, a leading Australian service organization, provides certain repair services for our Australian customers.

Competition

The market for thin client products and similar products is characterized by rapidly changing technology and by evolving industry standards. Although we are a major supplier of thin client computing systems and software, we experience significant competition from other thin client manufacturers, suppliers of personal computers and workstations and from software developers.

In the ThinSTAR Windows-based Terminal market, our major competition has come from Wyse Technology, Inc., a larger company with well established channels, and, more recently, Compaq Computer Corp.  As a full-fledged PC and server manufacturer, Compaq has been able to “bundle” its thin clients with other products and services to gain an advantage in certain larger sales opportunities.  To compete, we have relied heavily on our integrated hardware and software offerings, our networking core competency and our recognized product reliability.  We also formed marketing partnerships with other important desktop vendors. As competition in this market has intensified, we have responded by narrowing our focus and selling our Windows-based Terminal product line to Neoware.

Our NCD ThinPATH family of products faces competition primarily from other terminal vendors that continually strive to enhance their  management offerings. While we believe that our product features give us a competitive advantage, we believe the gap is narrowing and thus are seeking to add capabilities to our products to maintain our competitive edge.

NCD PC-Xware software products face direct competition from several software companies that offer similar products, including Hummingbird Communications, Ltd., a Canadian company, Visionware, a subsidiary of The Santa Cruz Operation, Inc., NetManage, Inc., and Walker, Ritchie, Quinn, a privately-held company.

NCD NC900 family of products face direct competition from PCs that run a local X server, such as from Hummingbird Communications, Ltd.

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

Manufacturing and Supplies

We conduct certain production activities at our Mountain View, California facility. These operations consist primarily of final reconfiguration of systems and shipping consolidation and logistics. With respect to products that we sell to European customers, we currently ship our product to a third party logistics center located in The Netherlands who in turn ships to our European distributors; however, we are in the process of moving to a different third party logistic center that will be located in Germany.

We currently obtain substantially all of our thin client products from a single supplier located in Thailand. That manufacturer tests our thin clients in a network environment using a NCD internally developed, computer integrated manufacturing (“CIM”) system. In addition, they employ a statistical process control system (“SPC”) to maintain quality control. Going forward, the same supplier will continue to manufacture our remaining network computer products.

Our products incorporate memory components, such as video random access memory chips (“VRAMs”) that are available from multiple sources but have been subject to substantial fluctuations in availability and price. Certain other components, including microprocessors and ASICs, though generally available from multiple sources, are subject to industry-wide demand that could result in limited availability or significant fluctuations in pricing. To date, these fluctuations have not had a material effect on our operating results and we have been able to obtain an adequate supply of such components.

We are currently moving to a model utilizing electronic distribution of our software products, including all documentation.  This operation will be coordinated at our Oregon facility.

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

Inventory

We sell our products primarily through channels and thus have placed inventory of our products into distribution. Efforts are made to have the inventory in distribution reflect the expected pattern of near-term demand from reseller partners. We provide our distributors with certain programs including stock rotation and price protection. Under these programs, the distributor, for a limited time may return a limited amount of inventory to us for replacement or obtain credits for inventory still on hand in the event of a price change. In addition, it is possible that the inventory mix will not be correct, causing a delay in the shipment of products to end user customers and possible loss of orders.

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

Certain technology used in our product is licensed from third parties on a royalty-bearing basis. The costs associated with such royalties were a significant component of total software cost of sales through 1998 and have been minimal since that time. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Generally, such licenses grant to us non-exclusive, worldwide rights with respect to the subject technology and terminate only in the event of material breach.

Our software products are generally licensed on a right-to-use basis. We rely primarily on “shrink wrap” or “break the seal” licenses. Certain provisions of such licenses, including provisions protecting against unauthorized copying and reverse engineering, may not be enforceable under the laws of some jurisdictions. In addition, the laws of some foreign countries in which our software products are distributed do not protect our intellectual property rights to the same extent as U.S. law.

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

Employees

As of December 31, 2001, we had 112 full-time employees, of whom 13 were primarily engaged in research and development, 14 in service and technical support, 48 in marketing and sales, 18 in operations and 19 in administration and finance. None of our employees are represented by a collective bargaining agent. We have experienced no work stoppages and believe that our employee relations are good.

In connection with the sale of our Windows-based Terminal product line on March 26, 2002, a total of eleven NCD sales and technical support employees became employees of Neoware.

Competition for employees in the computer and software industries is intense. We believe that our future success will depend, in part, on our ability to continue to attract and retain highly skilled technical, marketing and management personnel.

Executive Officers of the Company

The following sets forth certain information with respect to our executive officers, and their ages as of March 31, 2002:

Name	Age	Position
Dr. Guenther Pfaff	50	President and Chief Executive Officer
Rudolph G. Morin	64	Chief Financial Officer

Dr. Pfaff has served as President and Chief Executive Officer since December 2001 and as a member of our Board of Directors since January 2001.  In 1984, Dr. Pfaff co-founded GTS-GRAL AG, a privately-held company based in Darmstadt, Germany that focuses on system integration for both server and web-based computing architectures for customers throughout Europe.  Dr. Pfaff has served as CEO of GTS-GRAL from its inception until November 2001, when he gave up day-to-day management of the company, after which he has stayed on as Chairman of the Board.  Dr. Pfaff was also the founder of ADTCOM Network Computing AG, a Swiss based distributor for thin-client products, and served as its CEO until June 2000.  From 1979 to 1983, Dr. Pfaff held several scientific research positions.  Dr. Pfaff holds a Ph.D. in computer science from the University in Darmstadt, Germany.

Mr. Morin has served as our Chief Financial Officer since April 1, 2002 and as a member of our Board of Directors since May 1996.  From August 1999 to December 2001, Mr. Morin served as President and Chief Executive Officer. Prior to that Mr. Morin had served as Executive Vice President, Operations & Finance and Chief Financial Officer since joining us in May 1996. Prior to joining us, Mr. Morin served as Senior Vice President, Finance and Administration for Memorex Telex Corporation from 1993 to 1996. Prior thereto, he worked at Data Switch, where he was Executive Vice President. Mr. Morin’s background also includes more than ten years with Thyssen Bornemisza Inc. as head of corporate development and general manager of several of its subsidiaries. Mr. Morin holds MBAs from INSEAD and Harvard.

Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

Liquidity

At December 31, 2001, we had a deficit working capital of $2.4 million and we incurred a loss from operations of $8.5 million and used cash in operating activities of $2.7 million for the year then ended.

On March 26, 2002, as previously mentioned, we sold our ThinSTAR product line to Neoware.  We received an initial $3.7 million in cash, of which $1.6 million was used to repay and close our line of credit with SVB.  An additional $1.5 million was paid to SCI as the initial payment in a debt restructuring agreement which is currently being finalized.

Going forward, we will be required to seek additional financing during the next three to six months before we achieve positive cash flow and so we are diligently pursuing both bank financing and potential investors.  However, no assurance can be given that additional financing will be available, or that if available, it will be available on the terms acceptable to us or our shareholders.  If adequate funds are not available to satisfy our short-term or long-term capital requirements we may be required to limit our operations significantly.  In light of the foregoing, our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.  Our financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Competition

The market for thin client products and similar products that facilitate access to data over networks are characterized by rapidly changing technology and evolving industry standards. We experience significant competition from other network computer manufacturers, suppliers of personal computers and workstations and software developers. Competition within the thin client computing market has intensified over the past several years, particularly as the prices of name brand PCs have fallen well below $1,000 which has offset some of the cost advantages that thin client devices had over PCs, resulting in price reductions and reduced profit margins. We expect this intense competition and pricing pressure to continue, and there can be no assurance that we will be able to compete successfully against current and future competitors as the thin client computing market evolves and competition increases. There is the possibility that competition in the future could come from companies not currently in the market or with greater resources than ours which would adversely affect our operating results.

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

New Product Development and Timely Introduction of New and Enhanced Products

The markets for our products are characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles. Our future results will depend to a considerable extent on our ability to continuously develop, introduce and deliver in quantity new products that offer our customers enhanced performance at competitive prices. The development and introduction of new products is a complex and uncertain process requiring substantial financial resources and high levels of innovation, accurate anticipation of technological and market trends and the successful and timely completion of product development. The introduction of new or enhanced products also requires us to manage the transition from older, displaced products in order to minimize disruption to customer ordering patterns, avoid excessive levels of older product inventories and ensure that adequate supplies of new products can be delivered to meet customer demand. As we are continuously engaged in this product development and transition process, our operating results may be subject to considerable fluctuation, particularly when measured on a quarterly basis. The inability to finance important research and development projects, delays in the introduction of new and enhanced products, the failure of such products to gain market acceptance, or problems associated with new product transitions could adversely affect our operating results.

Reliance on Independent Distributors and Resellers

We rely significantly on independent distributors and resellers for the distribution of our products. There can be no assurance that our distributors and resellers will continue their current relationships with us, not return some products, or not give higher priority to the sale of other competitive products. A reduction in sales effort or discontinuance of sales of our products by our distributors and resellers could lead to reduced sales and could adversely affect our operating results. In addition, there can be no assurance as to the continued viability and financial stability of our distributors and resellers or our ability to add distributors and resellers in the future.

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

International Sales

Beginning in 2001, all of our international sales have been denominated in U.S. dollars.  Prior to this date, substantially all of our international sales were denominated in Euros. These sales were subject to exchange rate fluctuations, which adversely affected our operating results. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations and managing accounts receivable. In addition, the laws of certain countries do not protect our products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that these factors will not have an adverse effect on our future international sales and, consequently, on our operating results.

The following represents international sales, through our international distribution channels to end-users in each of the following countries:

	2001	2000
France	18%	20%
Germany	22%	17%
United Kingdom	22%	12%
Switzerland	13%	11%
Scandinavia	12%	10%
Netherlands	6%	8%
Australia and New Zealand	4%	6%
Other Countries	3%	16%

Total	100%	100%

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

Item 2.  Properties.

During the second quarter of 2000 we consolidated our principal administrative, marketing, manufacturing and research and development operations to a single location in Mountain View, California. The facility, which comprises 67,000 square feet, is under a lease which provides for an annual gross rent of approximately $651,000 and expires February 2003. During the second quarter of 2000 we also consolidated our software operations to a single location in Portland, Oregon. The facility, which comprises 16,817 square feet, is under a lease which provides for an annual gross rent of approximately $164,000 and expires in October 2003. We believe that our existing facilities are adequate for our present requirements and that suitable additional space will be available as needed.

We are currently in the process of consolidating all of our U.S. operations into the Portland, Oregon facility.  We are also attempting to sublet our Mountain View, California facility.  We have not yet identified a subtenant for that facility, and until we can do so, we will continue to be obligated for the rent payments under our lease for that facility.

Item 3.  Legal Proceedings

In March 2001, one of our customers, Pencom Systems, Inc., filed a lawsuit against us in the Superior Court of the State of California, County of Santa Clara, alleging among other things, that the products we delivered pursuant to our sales contract did not perform as required by the contract. The complaint sought monetary damages in excess of $250,000.  In January 2002, we entered into a settlement agreement pursuant to which we will pay Pencom $90,000 in the form of a promissory note, payable over 18 months beginning in April 2002.  The note bears no interest.  As part of the settlement, we also agreed to issue to Pencom 75,000 shares of our Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

Market Price Data

Our Common Stock was traded on the Nasdaq National Market under the symbol “NCDI” from our initial public offering in June 1992 through March 20, 2001. Our Common Stock is currently traded over-the-counter and is listed on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock on such market:

High

Low

2001:
First Quarter	$0.55	$0.13
Second Quarter	0.35	0.11
Third Quarter	0.34	0.12
Fourth Quarter	0.23	0.07

2000:
First Quarter	$9.63	$4.75
Second Quarter	5.25	1.09
Third Quarter	2.38	0.75
Fourth Quarter	0.94	0.09

The closing sale price for the Common Stock on March 29, 2002 was $0.34.

As of March 29, 2002, we had 204 holders of record and approximately 4,500 beneficial holders of our Common Stock and 17,613,237 shares of Common Stock were outstanding.

On March 20, 2001, our Common Stock was delisted from the Nasdaq National Market due to the failure to maintain a minimum bid price of $1.00 per share. Our Common Stock is now trading on the OTC Bulletin Board, which is considered to be less liquid and more volatile than the Nasdaq National Market.

The market price of our Common Stock has fluctuated significantly and is subject to significant fluctuations in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Performance and Risk Factors.”

Recent Sales of Unregistered Securities

In October 2001, we completed the sale of 530,000 shares of Series C Convertible Preferred Stock ("Series C Preferred") and a warrant to purchase up to 1,200,000 shares of Common Stock to a private investor for $2,000,000. Each share of Series C Preferred is convertible into 10 shares of our Common Stock at any time upon the election of the holder, subject to the amendment of our Certificate of Incorporation to increase our authorized shares of Common Stock. The Series C Preferred is entitled to cumulative dividends of $.23 per share and are payable upon declaration of the board. The warrant has an exercise price of $.50 per share and expires on August 29, 2006. It has no significant fair value relative to the purchase price of the Series C Preferred. This transaction resulted from an introduction made by Dr. Guenther Pfaff, a large stockholder of NCD and a member of its Board of Directors. In connection with this transaction, we have agreed to issue to Dr. Pfaff 220,000 shares of Series B1 Preferred Stock in exchange for a like number of shares of Series B Preferred, resulting in an increase in the annual dividend from $.51 per share to $.55 per share. We have also agreed to amend the warrant currently held by Dr. Pfaff, such that the corresponding exercise price will be reduced from $.75 per share to $.50 per share and the number of shares of Common Stock issuable pursuant to the warrant will be increased from 600,000 shares to 900,000 shares.

Also, in October 2001, in connection with the line of credit we obtained from Silicon Valley Bank (“SVB”), we issued a warrant to SVB to purchase up to 650,000 shares of our Common Stock at a price of $.50 per share. The warrant expires on October 29, 2006 and had no significant fair value at the time of issuance.

All of the foregoing issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. No underwriters were involved in any of the foregoing transactions.

Dividend Policy

We have never paid cash dividends on our Common Stock. We currently expect that we will retain our future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future on Common Stock.

We have issued 220,000 shares of Series B Preferred Stock which call for an annual cumulative dividend of $.41 per share. In exchange for those shares, we have agreed to issue 220,000 shares of Series B1 Preferred Stock, which will call for an annual cumulative dividend of $.55 per share. We have also issued 530,000 shares of Series C Preferred Stock which call for an annual cumulative dividend of $.23 per share. Dividends are payable when and as declared by the Board of Directors.  At December 31, 2001, dividends in arrears totaled approximately $111,000.

Item 6.  Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenues	$36,478	$49,263	$109,030	$105,596	$133,400
Operating income (loss)	(8,519)	(32,697)	(9,707)	(13,446)	1,736
Income (loss) before income taxes	(9,674)	(32,377)	(9,143)	(9,761)	383
Net income (loss)	(9,696)	(32,652)	(16,259)	(9,103)	268
Net income (loss) per share—basic	(0.55)	(1.96)	(1.00)	(0.56)	0.16
Net income (loss) per share—diluted	(0.55)	(1.96)	(1.00)	(0.56)	0.15
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$484	$1,758	$8,339	$21,359	$31,480
Working capital (deficit)	(2,350)	3,641	31,052	41,097	53,811
Total assets	16,067	26,852	56,764	75,146	86,514
Capital lease obligations, less current portion	—	—	—	69	160
Total shareholders’ equity	77	7,773	37,876	52,523	60,519

Item 7.  Managements Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion includes forward-looking statements, including but not limited to statements with respect to our future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, “Future Performance and Risk Factors.”

Historically, NCD has provided thin client hardware and software delivering simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. Our hardware product lines have included the NCD ThinSTAR line of Windows-based Terminals and the NCD NC900 network computers. On the software side we offered the NCD ThinPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Windows servers. Our thin clients, NCD ThinPATH software, and installation and support services have been a combination delivering a fully integrated desktop solution to companies seeking a low-cost, easy to manage, simple to use, high performance user experience. Since introducing our first product in 1989, we have installed over 1,000,000 thin clients worldwide.

As a result of our asset sale to Neoware, going forward, NCD will focus on its worldwide NCD ThinPATH software business while continuing to market its NCD NC900 network computer product line worldwide. In addition, and as mentioned above, the ThinSTAR product line will continue to be available from NCD in Europe, the Middle East and Africa ("EMEA'') under an OEM agreement with Neoware.

Acquisitions and Dispositions

In March 2002, we sold our Windows-based Terminal product line to Neoware.  The assets sold consisted principally of customer records, the ThinSTAR trademark and other intellectual property and contract rights used in the business of designing, developing manufacturing, distributing and selling the Windows-based Terminals marketed under the ThinSTAR brand name. The purchase price was $4.25 million, $300,000 of which is being held in an escrow account for a minimum of 120 days from the date of the closing to satisfy indemnification claims and certain obligations of NCD, and $250,000 of which is payable in accordance with an earn-out provision requiring NCD's satisfaction of certain sales targets in the EMEA. In connection with the acquisition, Neoware acquired an option to acquire additional assets relating to NCD's European operations which serve these markets. Furthermore, eleven NCD sales and support personnel joined Neoware following the closing of the agreement.

In January 2000, we acquired the assets of Multiplicity LLC, a privately held developer of advanced server management software for Microsoft’s Windows NT and Windows 2000 operating systems. The acquisition was accounted for using the purchase method. The purchase price was approximately $2.2 million plus a stream of future payments based on revenue for the four-year period following the acquisition. No future payments have been made to date and no future payments are expected to be paid.  $1.8 million of the purchase price was allocated to purchased in-progress research and development and $.4 million was allocated to other intangible assets.

Debt Financing Activities

In October 2001, we obtained a line of credit from Silicon Valley Bank ("SVB").  This line of credit entitled us to borrow amounts up to 60% of our domestic accounts receivable and up to 60% of our foreign accounts receivable from which we had secured credit insurance, in each case subject to certain eligibility requirements and compliance with specified financial covenants. The line of credit was secured by substantially by all of our assets and bore interest at the rate of prime plus 2%. In connection with the line of credit, we issued warrants to SVB to purchase 650,000 shares of our Common Stock at a price of $.50 per share, expiring on October 31, 2006.  The line of credit was terminated in March 2002, and all amounts outstanding thereunder were repaid, in connection with the sale of our Windows-based Terminal product line. As of the date of termination, the total amount outstanding was approximately $1,606,160, including interest and all other fees due at the time of payoff. As of December 31, 2001, the total amount available and outstanding under the line of credit was $2,116,000.

In March 2000 we obtained a line of credit from Foothill Capital. This line of credit provided us with up to $15 million in credit, subject to certain conditions related to our accounts receivable from time to time. As a result of these conditions, the actual amount that was available under the line ranged from $.20 million to $6.0 million.  Borrowings under the line of credit were secured by substantially all of our assets and initially bore interest at a rate of prime plus 0.75%. The line of credit was amended several times prior to its termination. In May 2001, the line of credit was amended to establish new financial covenants and eliminate the maximum ratio of borrowings against foreign accounts receivable.  Additionally, in May 2001, the line of credit was amended to modify the maturity date of the loan from March 30, 2003 to August 15, 2001, raise the interest rate from prime plus 0.75% to prime plus 2.75% and waive the early termination fee. As of June 30, 2001, we were in default of the minimum EBITDA (Earnings Before Income Taxes, Depreciation and Amortization) covenant of $38,000 for the three-month period ended June 30, 2001. In July 2001, the line of credit was further amended to reduce the maximum amount of the credit line from $15.0 million to $3.5 million. In August 2001, the maximum credit line was further reduced to $3.25 million and the maturity date was extended to September 15, 2001 to provide additional time for SVB to complete its due diligence work and make a final determination regarding its preliminary proposal to extend a new revolving credit facility to us.

Our line of credit with Foothill Capital was terminated when we obtained our line of credit from SVB. As of the date of termination, the total amount outstanding under the line of credit was approximately $0.8 million. Prior to its termination, borrowings during the third quarter of 2001 bore interest at a rate of prime plus 6.75%, which included a covenant default rate of 4% for a total of 12.75% at September 30, 2001.

In August 2000, we concluded an agreement with SCI to convert $3.3 million of our accounts payable to SCI into a 13-month convertible note (the “Convertible Note”). The Convertible Note bore interest at 6.5% per annum and each $1.00 of the outstanding principal was convertible into one share of our Common Stock at any time during the term of the Convertible Note.  In August 2001, the Convertible Note was extended for an additional year with an increase in the interest rate to 8% per annum, computed on the unpaid balance beginning October 1, 2001, and the conversion price was reduced to $.62 per share.

In October 2001, we concluded an agreement with SCI to convert an additional $1.0 million of our accounts payable to them into a note, which matures on September 29, 2002 and bears interest at a rate of 8% per annum.

Equity Financing Activities

In October 2001, we received $2,000,000 in capital through a private placement of 530,000 shares of Series C Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred shares were issued on November 13, 2001. The Series C Preferred shares are entitled to dividends of $.23 per annum, and are payable upon declaration by the board.  Each share of the Series C Preferred is convertible into 10 shares of Common Stock at the election of the holder, subject to the amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock by not less than 5,300,000 shares.  In connection with this private placement, the purchaser also received a warrant to purchase up to 1,200,000 shares of Common Stock at $.50 per share.  The warrant expires on August 29, 2006 and has no significant fair value relative to the purchase price of the Series C Preferred shares.

In December 2000, we raised $1,500,000 in capital through a private placement of 220,000 shares of Series B Convertible Preferred Stock (“Series B Preferred”) with Dr. Guenther Pfaff who was elected a member of the Company’s board of directors on January 11, 2001 and then appointed acting President and Chief Executive Officer on December 5, 2001. The Series B Preferred shares are entitled to dividends of $.41 per annum, and are payable upon declaration by the board. Each share of Series B Preferred is convertible into 10 shares of Common Stock at the election of the holder. In connection with this private placement, Dr. Pfaff also received a warrant to purchase up to 600,000 shares of Common Stock at $.75 per share. The warrant expires on December 28, 2005 and has no significant fair value relative to the purchase price of the Series B Preferred shares. We have since agreed to modify the terms of securities held by Dr. Pfaff in consideration of his having introduced us to the investor who purchased the Series C Preferred. Such modification will include our issuance of 220,000 shares of Series B1 Preferred Stock to Dr. Pfaff in exchange for the 220,000 shares of Series B Preferred Stock he currently holds, resulting in an increase in the annual dividend accruing on Dr. Pfaff's shares from $.41 per share to $.55 per share, and our amendment of the warrant currently held by Dr. Pfaff, such that the corresponding exercise price would be reduced from $.75 per share to $.50 per share and the number of shares of Common Stock issuable pursuant to the warrant would be increased from 600,000 shares to 900,000 shares.

Restructuring Activities

During the third quarter of 2000 we undertook restructuring actions involving a general reduction in workforce affecting all classes of employees, the exiting of certain leased facilities and the discontinuation of development activities related to several product lines. In connection with these actions, we recorded restructuring charges of $1.6 million consisting of cash charges of $1.0 million for employee separation costs and $0.2 million for facility exit costs, and non cash charges of $0.4 million related to the discontinued product lines, including the recognition of an impairment loss of $0.3 million on certain intangibles attributable to our purchase of Multiplicity LLC. During the year ended December 31, 2000 we paid $2.9 million of the accrued restructuring liability, leaving unpaid cash charges of $0.4 million included in accrued liabilities as of December 31, 2000. After a revaluation of the remaining cash liability, a credit to restructuring expense of $0.5 million was recorded in the fourth quarter of 2000.  The remaining $0.4 million balance at December 31, 2000 was utilized throughout 2001 to pay severance of terminated employees.

In March 2000 we announced a restructuring plan involving a general reduction in workforce affecting all classes of employees and exiting certain leased facilities. In connection with the plan, we recorded a restructuring charge of $2.6 million consisting of $2.4 million for employee separation costs and $0.2 million for facility exit costs.

Other Recent Developments

In March 2001, one of our customers, Pencom Systems, Inc., filed a lawsuit against us in the Superior Court of the State of California, County of Santa Clara, alleging among other things, that the products we delivered pursuant to our sales contract did not perform as required by the contract. The complaint sought monetary damages in excess of $250,000. In January 2002, we entered into a Settlement Agreement pursuant to which we will pay Pencom $90,000 in the form of a promissory note, payable to over 18 months beginning in April 2002.  The note bears no interest. As part of the settlement, we also agreed to issue Pencom 75,000 shares of our Common Stock.

In December 2000, we entered into a mutual settlement of all claims with Tektronix. The claims represented unpaid commitments for both parties. As part of the settlement, we issued 750,000 shares of Common Stock to Tektronix (as a vendor). A gain on the settlement of $821,000 was recorded in December 2000.

In April 2000, we finalized an alliance agreement with HP whereby HP would sell our products through its indirect sales channel and direct sales force worldwide as well as market our network computers and Windows-based terminal products and related software.

Results of Operations

The following table sets forth certain items in our consolidated statements of operations as a percentage of net revenues for the periods indicated. Figures are rounded to the nearest whole percentage, and line items presenting subtotal and total percentages may therefore differ, due to rounding, from the sum of the percentages for each line item.

	Years Ended December 31,
	2001	2000	1999
Net revenues:
Hardware products	87%	84%	86%
Software products	8%	8%	8%
Services	5%	8%	6%
Total net revenues	100%	100%	100%
Cost of revenues:
Hardware products	66%	73%	54%
Software products	3%	2%	3%
Services	2%	6%	4%
Total cost of revenues	71%	80%	61%
Gross profit	29%	20%	39%
Operating expenses:
Research and development	7%	17%	12%
Marketing and selling	32%	43%	30%
General and administrative	13%	15%	6%
Business restructuring	—	7%	—
Acquired in-process research and development	—	4%	—
Total operating expenses	52%	86%	48%
Operating loss	(23% )	(66% )	(9% )
Interest income	—	—	1%
Interest expense	(3% )	(1% )	—
Other income, net	—	2%	—
Loss before income taxes	(27% )	(66% )	(8% )
Provision for income tax benefit	—	—	7%
Net loss	(27% )	(66% )	(15% )

Total Net Revenues

Total net revenues for 2001were $36.5 million, which was a decrease of 26% from 2000 net revenues of $49.3 million. Net revenues for 2000 decreased by 55% compared to 1999 net revenues of $109.0 million.  The decline in net revenues is discussed below.

Hardware Revenues

Hardware revenues consist primarily of revenues from the sale of thin client products and related peripheral equipment. In 2001, hardware revenues declined 23% from the prior year, from $41.2 million to $31.7 million due to a 26% reduction in the volume of units shipped because of reduced demand, offset partially by a slight improvement in pricing. Unit volumes were adversely affected by a significant drop in the demand for our network computers, reduced sales of Windows-based Terminals to distributors, and continued decline in sales to IBM under an agreement that terminated in the first quarter of 2000.  In 2000, hardware revenues declined by 55% from the prior year, from $93.5 million to $41.2 million, as a result of a 47% reduction in unit volume and a price reduction to meet increased competition. Furthermore, sales of peripheral equipment declined by $5.1 million offset by a $4.0 million improvement in revenue attributable to an improved product mix. We expect hardware revenues to decline significantly in future periods as a result of the sale our NCD ThinSTAR product line to Neoware in March 2002.

See Note 1. “Description of Business and Significant Accounting Policies,” for a discussion of the impact on hardware revenues from the sale of our ThinSTAR product line.

Software Revenues

Software revenues consist of revenues from the sale of software products. Revenues from software products were $2.8 million, $3.9 million and $8.9 million for the years ended 2001, 2000 and 1999, respectively, representing a decrease of 28% and 55% for 2001 and 2000, respectively.  The decline in 2001 resulted from the drop in demand for our related thin client hardware products.  The decline in 2000 reflected the impact of lower sales of thin client devices and the termination of our OEM relationship with Citrix.

Service Revenues

Services revenues are generated from the sale of hardware service contracts. Service revenues were $2.0 million, $4.1 million and $6.7 million for the years ended 2001, 2000 and 1999, respectively, representing decreases of 52% and 38% for 2001 and 2000, respectively.  Service revenues have declined as a result of the decline in the purchase and/or renewal of long-term service contracts, as more customers are opting to purchase spare units with their initial orders to serve as replacements while damaged units are returned to us for repair under warranty.

Gross Margin on Hardware Revenues

Gross margin on hardware revenues represents revenues less cost of revenues related to hardware products. Our gross margins on hardware revenues were $7.7 million, $5.5 million and $34.2 million for the years ended 2001, 2000 and 1999, respectively and represented 24%, 13% and 37% respectively of hardware revenues for these same years.

Comparing 2000 to 1999, the substantial reduction in shipment volume reduced margins by $19.7 million. Unfavorable variances and period costs reduced margins further by $5.9 million, and pricing pressures plus a modest change in product mix reduced margins by another $3.3 million.

Comparing 2001 to 2000, hardware margins improved slightly as a $3.3 million reduction in unfavorable variances plus a $1.8 million improvement in price and product mix were only partially offset by a $1.8 million reduction in margins due to lower volume.

See Note 1. “Description of Business and Significant Accounting Policies,” for the discussion and pro forma information, which includes a summary of the impact on hardware revenues due to the sale of our ThinSTAR product line to Neoware.

Gross Margin on Software Revenues

Gross margin on software revenues represents revenues less cost of revenues related to software products. Our gross margins on software revenues were $1.8 million, $2.8 million and $6.0 million for the years ended 2001, 2000 and 1999, respectively.  This decrease was across all product lines and resulted primarily from lower sales volumes. Our gross margin percentages on software revenues were 64%, 72% and 67% for years ended 2001, 2000 and 1999, respectively. The variances in gross margin percentage resulted from the varying level of discounting required to meet competition.

Gross Margin on Service Revenues

Gross margin on service revenues represents revenues less cost of revenues related to services. Our gross margins on service revenues were $1.2 million, $1.3 million and $2.9 million for the years ended 2001, 2000 and 1999, respectively.  Our gross margin percentages were 58%, 33% and 43% for these same periods, respectively.  The improvement in gross margin percentages is due primarily to the expiration of lower margin long-term service contracts.

Research and Development Expenses

Research and development (“R&D”) expenses were $2.6 million, $8.4 million and $12.9 million for the years ended 2001, 2000 and 1999, respectively, and consisted almost exclusively of personnel expenses. The decrease in R&D spending was the result of reduced salary and employee benefit expenses associated with the reduction in our R&D personnel as part of our restructuring and cost containment programs.

Marketing and Selling Expenses

Marketing and selling expenses consist principally of personnel expenses associated with our U.S. and European sales force, as well as a limited amount of marketing and promotional materials.  Marketing and selling expenses were $11.6 million, $21.2 million and $33.0 million for the years ended 2001, 2000 and 1999, respectively, representing a decrease of 45% in 2001 and an increase of 4% in 2000. The decreases resulted from the implementation of cost reduction plans and a significant reduction in our marketing programs.

General and Administrative Expenses

General and administrative expenses (“G&A”) consist of executive, financing, human resources personnel expenses and expenses associated with outside professional services.  G&A expenses were $4.9 million, $7.2 million and $6.9 million for the years ended 2001, 2000 and 1999, respectively, representing decreases of 29% in 2001 and  an increase of 4% in 2000. The decreases during 2001 are due primarily to a reduction in our workforce, associated costs of benefit plans and cost reduction programs. The increase during 2000 was primarily related to the losses on the disposition of equipment of approximately $0.2 million.

G&A expenses include the amortization of goodwill and other intangible assets of $.4 million and $.5 million for the years ended December 2001 and 2000, respectively. The amortization of goodwill and other intangible assets resulted from the acquisition of Network Display Business unit of Tektronix on December 31, 1998.

Charge For Acquired In-Process Research and Development

During 2000, we incurred a charge of $1.8 million of in-process research and development associated with the acquisition of Multiplicity in January 2000. Subsequent to the acquisition, research and development for this business was discontinued. The amount allocated to in-process research and development was determined by an outside consulting firm using established techniques for the high-technology industry.  No such expenses were incurred during 2001.

Interest Expense, Net

Interest expense, net, was $1.2 million and $501,000 for 2001 and 2000, respectively.  During 1999 we had net interest income of $564,000.  The increased expense during 2001 reflects a substantial increase in the interest rates charged by our lenders due to increased risk, substantial loan amendment fees charged due to debt covenant violations, the write off of prepaid loan fees related to the terminated loan and the interest charges on the issuance of a $3.3 million convertible note in September 2000.  Included in interest expense for 2001 is approximately $416,000 of loan amendment and other fees charged by Foothill. Consequently, our effective annual interest rate for 2001 was 18.0% as compared to an effective annual interest rate of 8.2% for 2000.  Further, all short-term investments were liquidated in 2001 to fund operations.

Income Taxes

The provision for income taxes for 2001 is primarily for foreign income taxes. We continue to generate tax net operating loss carry forwards for the United States federal and state jurisdictions. However, no deferred tax assets have been recognized in respect of these carry forwards due to the uncertainty continuing losses create regarding our ability to generate sufficient taxable income to realize the related benefits.

Related Party Transactions

See Note 12 to Consolidated Financial Statements for a discussion of related party transactions.

Liquidity and Capital Resources

At December 31, 2001, we had a deficit working capital of $2.4 million and we incurred a loss from operations of $8.5 million and used cash in operating activities of $2.7 million for the year then ended.

As of December 31, 2001, we had $0.5 million in cash and $6.5 million in notes payable, consisting of $2.1 million drawn under a line of credit with Silicon Valley Bank ("SVB"), $3.3 million in a convertible note held by SCI, and $1.0 million in an additional note payable to SCI, both due on September 29, 2002 and $90,000 payable to Pencom over 18 months beginning in April 2002.

Under operating leases for our facilities, we are committed to make lease payments of $1,134,000, $470,000, $42,000 and $9,000 for the years ended December 31, 2002, 2003, 2004 and 2005, respectively. We anticipate that the 2002 and 2003 commitments will be partially offset by sublease rental income of $150,000 and $130,000, respectively.

In January 2002, we violated a covenant with SVB, which stopped further advances under our line of credit.

On March 26, 2002, as previously mentioned, we sold our ThinSTAR product line to Neoware.  We received an initial $3.7 million in cash, of which $1.6 million was used to repay and close our line of credit with SVB.  An additional $1.5 million was paid to SCI as the initial payment in a debt restructuring agreement which is currently being finalized.  The proposed agreement is expected to extend the maturity date of the $3.3 million convertible note to September 2003 to finance our projected working capital requirements.

Going forward, we will be required to seek additional financing during the next three to six months and we are diligently pursuing both bank financing and potential investors.  We believe that we will require additional financing of approximately $1.0 million in order to fund our operations during the next 12 months.  However, no assurance can be given that additional financing will be available, or that if available, it will be available on the terms acceptable to us or our shareholders.  If adequate funds are not available to satisfy our short-term or long-term capital requirements we may be required to limit our operations significantly.  In light of the foregoing, our auditors have included a paragraph in their report indicating that substantial doubt exists as to our ability to continue as a going concern.  Our financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash used in operations was $2.7 million for the year ended December 31, 2001 compared to cash used in operations of $11.3 million for the year ended December 31,  2000.  Our reported net loss of $9.7 million in 2001 included non-cash charges for depreciation and amortization of $1.4 million, reducing the negative cash impact of our loss to $8.3 million.  We used additional cash to reduce accrued expenses by $1.7 million and deferred revenue by $1.1 million.  However, these cash requirements were partially offset by management’s cash management initiatives which resulted in reductions in inventory of $2.7 million, accounts receivable of $2.1 million, and prepaid expenses of $1.7 million, plus an increase in accounts payable of $2.3 million. Our net loss of $32.7 million in 2000 included non-cash charges of $4.7 million for depreciation, amortization and acquired in-process research and development.  We used additional cash to reduce accounts payable by $2.3 million, deferred revenue by $2.1 million and accrued expenses by $1.1 million.  The combined total of these cash requirements was partially offset by reductions in accounts receivable of $12.5 million, inventories of $7.4 million and prepaid expenses of $1.9 million.

Cash provided by investing activities of $0.7 million during 2001 resulted from the maturity of short-term investments of $0.3 million and a reduction in other assets of $0.4 million. Cash provided by investing activities of $2.5 million in 2000 resulted from net sales and maturities of short-term investments of totaling $3.2 million less property and equipment purchases of $0.7 million.

Cash provided by financing activities of $1.1 million for the year ended December 31, 2001 resulted from the receipt of $3.5 million for the sale of convertible preferred stock and a conversion of $1.0 million of accounts payable into a note payable offset by the net reduction of the outstanding balance under our lines of credit of $2.4 million.  Cash provided by financing activities of $5.4 million for the year ended December 31, 2000 reflects the proceeds of $4.6 million from borrowings under the line of credit and proceeds of $0.8 million from the issuance of common stock offset by principal payments on capital lease obligations of $0.1 million.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations reflect our recognition of generally accepted accounting principles in the United States.  In preparing these financial statements, we are required to make certain estimates which will affect amounts reported. We base our estimates on historical experience as well as other assumptions that we believe are reasonable under the circumstances.  These assumptions may vary from actual results incurred as a result of the passage of time and changing circumstances and conditions.

We believe the following critical accounting policies affect the most significant estimates used in its preparation of our financial statements.

Revenue Recognition

Hardware revenues are recognized when the products are shipped following receipt of a valid purchase order. With respect to sales through certain international distributors, revenue is recognized when the shipment is made available at a third party logistics center and the buyer is notified of the availability.  We warrant our hardware products for defects in materials for a period of three years. During this warranty period, the customer may return defective product to us and at our option we will either repair or replace the defective product.  In the event we are unable to accomplish the repair or replacement of the defective product, we may refund customer the corresponding purchase price. We reduce revenues and cost of sales by an amount representing estimated returns, which we estimate, based upon historical experience factors.  Warranty costs are accrued based upon actual units sold based upon estimates derived from historical experience.

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

Services revenues are generated from the sale of hardware service contracts.  Our Extended Warranty Program extends  our three- year standard warranty, and our Express Exchange Program provides for the shipment of a replacement unit within 24 to 48 hours, upon customer request.  Service revenues are recognized ratably over the term of the hardware service contract.  Our deferred revenue includes all unrecognized service revenue.

Estimated reductions to revenue are recorded thoughout each period for sales and marketing programs including special price quotes, price protection, promotions, marketing development activities, and other volume related incentives. These incentives are subject to change based on market conditions and can result in additional revenue reduction.  Any adjustments are charged to income in the period in which the information that gave rise to the adjustment becomes known.

An allowance for doubtful accounts is maintained for estimated losses that result from customers’ inability to make payments. Any determination in our customers’ financial condition would, of course, require additional allowances.

Warranty

Estimated product warranty costs are recorded at the time revenues are recognized.  While we maintain a quality assurance program to assure delivery of a quality product to our customers, additional warranty reserves may be required should we experience increased product failures.

Inventory

Inventory carrying values are monitored and compared to current market values regularly and any changes in value due to market conditions, obsolescence or marketability of product are recognized at that time.

Intangible Assets

Intangibles are evaluated periodically to determine if any impairment to the carrying value has occurred.  Should such carrying value decrease as a result of changing market conditions the carrying value of the intangibles would be adjusted accordingly.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) finalized Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 141”). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires us to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The implementation of SFAS 142 will not have a material effect on our financial statements.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”).  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

We expect that SFAS Nos. 143 and 144 will be adopted on their effective dates and that the adoption will not result in any material effects on our financial statements.

As of December 31, 2001, the net carrying amount of intangibles remaining after the purchase of the Network Displays Business unit of Tektronix in December 1998 was $1.6 million and there were no intangible assets relating to the purchase of Multiplicity in January 2000. Amortization expense during the year ended December 31, 2001 and December 31, 2000 was $403,000 and $480,000, respectively.  We believe there is no impairment at December 31, 2001 and will continue to monitor the value.

Item 7A. Market Risk

Effective January 2001 all of our international sales have been denominated in US dollars. As of December 31, 2001, a small amount of our accounts receivable were denominated in Euros, subjecting us to exchange rate fluctuations.  We do not expect the effect of such fluctuations on our operating results to be material.

We sometimes use bank borrowings to finance operations.  Although we have no bank borrowings at this time, we are subject to interest rate risk on changes in interest rates for future borrowings.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of
Network Computing Devices, Inc. and Subsidiaries
Mountain View, California

We have audited the accompanying consolidated balance sheets of Network Computing Devices, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. We have also audited the Schedule of Valuation and Qualifying Accounts and Reserves, as listed in Item 14 of Form 10-K. These consolidated financial statements and the Schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the Schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Computing Devices, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Schedule presents fairly in all material respects the information set forth therein.

As discussed in Note 9 in the consolidated financial statements, the Company has one significant vendor that manufacturers a substantial majority of the Company’s inventory.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and net working capital deficiency at December 31, 2001. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans as to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments related to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/  BDO Seidman, LLP

San Francisco, California
March 26, 2002

Independent Auditors’ Report

To The Board of Directors and Shareholders
Network Computing Devices, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 1999.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Network Computing Devices, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                      /s/ KPMG LLP

Mountain View, CA

February 10, 2000

NETWORK COMPUTING DEVICES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2001	2000
Assets:
Current assets:
Cash and cash equivalents	$484	$1,419
Short-term investments	—	339
Accounts receivable, net of allowances and reserves of $1,681 and $5,629 as of December 31, 2001 and 2000, respectively	7,298	9,160
Inventories	4,930	7,635
Prepaid assets	928	2,667
Other current assets	—	1,500
Total current assets	13,640	22,720
Property and equipment, net	649	1,530
Goodwill and other intangible assets	1,613	2,016
Other assets	165	586
Total assets	$16,067	$26,852
Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$6,840	$5,545
Accrued expenses	2,378	4,047
Deferred revenue	194	1,297
Notes payable	6,506	7,947
Income taxes payable	72	243
Total current liabilities	15,990	19,079
Commitments
Shareholders’ equity:
Undesignated Preferred stock: 3,000,000 shares authorized;
Convertible Preferred Stock, Series B, $0.001 par value: 290,000 shares authorized; 220,000 shares issued and outstanding as of December 31, 2001 and 2000, respectively	1,500	1,500
Convertible Preferred Stock, Series C, $0.001 par value; 530,000 shares authorized, issued and outstanding as of December 31, 2001	2,000	—
Common stock, $0.001 par value: 30,000,000 shares authorized; 17,613,237 issued and outstanding as of December 31, 2001 and 2000, respectively	18	18
Capital in excess of par value	91,027	91,027
Treasury stock	(28,647)	(28,647)
Accumulated deficit	(65,821)	(56,125)
Total shareholders’ equity	77	7,773
Total liabilities and shareholders’ equity	$16,067	$26,852

See accompanying notes to consolidated financial statements.

NETWORK COMPUTING DEVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2001	2000	1999
Net revenues:
Hardware products	$31,699	$41,238	$93,496
Software products	2,790	3,897	8,834
Service	1,989	4,128	6,700
Total net revenues	36,478	49,263	109,030
Cost of revenues:
Hardware products	24,019	35,778	59,336
Software products	1,009	1,082	2,872
Services	829	2,786	3,820
Total cost of revenues	25,857	39,646	66,028
Gross profit	10,621	9,617	43,002
Operating expenses:
Research and development	2,625	8,393	12,935
Marketing and selling	11,592	21,245	33,027
General and administrative	4,923	7,197	6,885
Business restructuring	—	3,679	(138)
Acquired in-process research and development	—	1,800	—
Total operating expenses	19,140	42,314	52,709
Operating loss	(8,519)	(32,697)	(9,707)
Interest income	33	100	564
Interest expense	(1,188)	(601)	—
Other income, net	—	821	—
Loss before income taxes	(9,674)	(32,377)	(9,143)
Provision for income taxes	22	275	7,116
Net loss	$(9,696)	$(32,652)	$(16,259)
Basic and diluted earnings per share:
Net loss per share	$(0.55)	$(1.96)	$(1.00)
Weighted average shares used in per share computations	17,613	16,686	16,192

See accompanying notes to consolidated financial statements.

NETWORK COMPUTING DEVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Capital In Excess Of Par	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 1998			16,049	$16	$87,664	$(27,943)	$(7,214)	$52,523
Issuance of common stock under Stock Option Plan and Employee Stock Purchase Plan	—	—	335	—	1,560	—	—	1,560
Sale of common stock	—	—	184	—	756	—	—	756
Repurchase and retirement of common stock for treasury	—	—	(135)	—	—	(704)	—	(704)
Net loss	—	—	—	—	—	—	(16,259)	(16,259)
Balances as of December 31, 1999			16,433	16	89,980	(28,647)	(23,473)	37,876
Sale of Convertible Preferred B Stock	220	1,500	—	—	—	—	—	1,500
Issuance of common stock under Stock Option Plan and Employee Stock Purchase Plan	—	—	430	1	837	—	—	838
Issuance of common stock in settlement of dispute	—	—	750	1	210	—	—	211
Net loss	—	—	—	—	—	—	(32,652)	(32,652)
Balances as of December 31, 2000	220	1,500	17,613	18	91,027	(28,647)	(56,125)	7,773
Sale of Convertible Preferred C Stock	530	2,000	—	—	—	—	—	2,000
Net loss	—	—	—	—	—	—	(9,696)	(9,696)
Balances as of December 31, 2001	750	$3,500	17,613	$18	$91,027	$(28,647)	$(65,821)	$77

See accompanying notes to consolidated financial statements.

NETWORK COMPUTING DEVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(9,696)	$(32,652)	$(16,259)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities
Non-cash restructuring charges (credit)	—	389	(138)
Depreciation	957	2,427	3,215
Amortization of goodwill	403	403	403
Deferred income taxes	—	—	6,622
Gain on settlement	—	(821)	—
Loss on disposal of fixed assets	—	543	—
Impairment charge on notes receivable	—	—	300
Acquired in-process research and development	—	1,800	—
Provision for doubtful accounts, sales returns and allowances, net	3,948	328	1,751
Changes in:
Accounts receivable, net	(2,086)	12,499	(2,148)
Inventories	2,705	7,447	(720)
Prepaid expenses	1,739	1,865	(71)
Accounts payable	2,295	(2,342)	(19)
Accrued expenses	(1,669)	(1,081)	(2,081)
Deferred revenue	(1,103)	(2,087)	(1,765)
Income taxes payable	(171)	(34)	3
Net cash used in operating activities	(2,678)	(11,316)	(10,907)
Cash flows from investing activities:
Purchases of short-term investments	—	(1,359)	(26,010)
Sales and maturities of short-term investments	339	4,578	33,760
Changes in other assets	421	—	(135)
Issuance of notes receivable	—	—	(839)
Property and equipment purchases	(76)	(681)	(2,661)
Net cash provided by investing activities	684	2,538	4,121
Cash flows from financing activities:
Principal payments on capital lease obligations	—	(69)	(90)
Repurchases of common stock	—	—	(704)
Proceeds from line of credit	36,635	37,676	—
Payments on line of credit	(39,076)	(33,029)	—
Proceeds from issuance of preferred stock	3,500	—	—
Proceeds from issuance of stock, net	—	838	2,316
Net cash provided by financing activities	1,059	5,416	1,522
Change in cash and cash equivalents	(935)	(3,362)	(5,264)
Cash and cash equivalents:
Beginning of year	1,419	4,781	10,045
End of year	$484	$1,419	$4,781
Non-cash investing and financing activities:
Conversion of accounts payable to note payable	$1,000	$3,300	$—
Issuance of preferred stock	—	1,500	—
Issuance of common stock to extinguish liability	—	221	—
Exchange of inventory for note receivable	—	—	160
Cash paid during the year for:
Interest	$1,123	$601	$13
Income taxes	193	308	496

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.  Description of Business and Significant Accounting Policies

Going Concern Uncertainty. Network Computing Devices, Inc. (the “Company”) has incurred a loss from continuing operations for the year ended December 31, 2001 of approximately $9.7 million and has a working capital deficit of $2.4 million at December 31, 2001. The Company is working on obtaining additional financing, which it believes will be necessary to meet its working capital requirements in 2002.  There is no assurance that the Company will be able to obtain the necessary additional financing, resulting in an adverse effect on the Company’s financial condition. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is actively marketing its existing and new products, which it believes will ultimately lead to profitable operations. However, no assurance can be given that these available funds will meet the Company’s cash requirements in the future.

Sale of Windows-based Terminal Product Line. In March 2002, the Company sold its ThinSTAR product line to Neoware in exchange for cash. The assets disposed of consisted principally of customer records, the ThinSTAR trademark and other intellectual property, and contract rights used in the business of designing, developing, manufacturing, distributing and selling the Windows-based Terminals marketed under the ThinSTAR brand name. As part of this transaction, Neoware also received an option to acquire additional assets relating to the Company's European operations.  Until such time that Neoware exercises such option, the Company will continue to offer the ThinSTAR product line in Europe, the Middle East and Africa (“EMEA”) pursuant to the OEM agreement with Neoware and will continue to provide worldwide service and support for the ThinSTAR product line.  The sale of the ThinSTAR product line and the alliance with Neoware will allow the Company to focus on  its European operations, worldwide NCD ThinPATH software and NCD NC900 businesses while providing additional cash resources to strengthen its financial position. Proceeds from the sale were used to repay and conclude the Company’s line of credit with SVB.  An additional $1.5 million of the proceeds was paid to SCI as the initial payment in a debt restructuring agreement which is currently being finalized.

Worldwide net revenues and gross profit from the ThinSTAR product line for the year ended December 31, 2001 were approximately $16.5 million and $1.6 million, respectively.  In the year ended December 31, 2001, EMEA net revenues and standard gross profit for the ThinSTAR product line were approximately $8.9 million and $.2 million, respectively.

At December 31, 2001, the Company had ThinSTAR inventory and accounts receivable and trade accounts payable relating to its North American sales of the ThinSTAR product line of approximating $4.5 million and $2.5 million, respectively.  Neoware’s purchase of the ThinSTAR product line did not include these accounts payable or accounts receivable, which the Company expects will be liquidated in the normal course of business.  The Company believes that the carrying value of these assets at December 31, 2001 is not in excess of their liquidation value.

Description of Business Prior to March 26, 2002. The Company was originally incorporated in the State of California on February 17, 1988 and reincorporated in the State of Delaware on October 29, 1998. Historically, the Company has provided thin client hardware and software delivering simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. The Company's hardware product lines have included the NCD NCD900 network computers, and until recently, NCD ThinSTAR line of Windows-based Terminals. On the software side, the Company offered the NCD ThinPATH family of client and server software, developed to enhance to connectivity, management and features of NCD thin clients as well as PCs in accessing information and applications on Windows servers. The Company's thin clients, NCD ThinPATH software, and installation and support services have been a combination delivering a fully-integrated desktop solution to companies seeking a low-cost, easy to manage, simple to use, high performance user experience.

Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The functional currency for the Company and its subsidiaries is the U.S. dollar. All significant inter company balances and transactions have been eliminated in consolidation.

Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Cash equivalents at December 31, 2000 consisted of bank deposits and commercial paper. At times these deposits may exceed the amounts covered by the Federal Deposit Insurance Corporation.  There were no cash equivalents at December 31, 2001.

Short-Term Investments. Short-term investments consist of corporate debt securities. The Company has classified all of its short-term investments as “available-for-sale” securities. The carrying value of such securities equals the fair market value. The fair value of all securities equals the cost basis, consequently, there are no unrealized gains or losses.

Inventories. Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market (net realizable value).

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method. Useful lives of two to five years are used for equipment and furniture; demonstration equipment is depreciated over an 18-month period. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the respective assets.

Intangible Assets. Intangible assets include customer lists, workforce in place, non-compete agreements and goodwill associated with acquisitions accounted for under the purchase method. Through December 31, 2001, intangible assets were amortized over the economic life of the asset, which was assumed to be a seven-year period, on a straight-line basis.

The Company commissioned an independent evaluation of the value of the business remaining after the sale of the ThinSTAR product line.  The assumptions used in the valuation report were determined through established valuation techniques in the high technology industry.  The results of that evaluation also helped to substantiate the value of the intangible assets recorded at December 31, 2001.

Revenue Recognition.

Hardware Revenues

As a common practice in the computer distribution business the Company offers its distributors and resellers certain sales incentives such as “price protection” and inventory “stock rotation.”  As a result of changes in price or new model introductions, certain distributors are entitled to receive certain limited rebates and credits for the inventory held by the distributor within specified periods of time as defined by distributor agreements.  In general, once requests for credits are approved the Company decreases the accounts receivable and sales as well as the corresponding cost of good sold.   However, at the end of the reporting period, the Company will estimate the relevant credits based on the quantity of the inventory on hand at the distributor and expected future credits.  Actual results could differ from the Company’s estimated amount.

Hardware revenues consist primarily of revenues from the sale of thin client products and related hardware. Hardware revenues are recognized when the products are shipped following receipt of a valid purchase order.  According to contracts with certain international distributors, revenue is recognized when the shipment is made available at a third party logistics center and the buyer is notified of the availability.  The Company warrants its hardware products for defects in materials for a period of three years. During this warranty period, the customer may return defective product to the Company and at the Company’s option   it will either repair or replace the defective product.  In the event the Company is unable to accomplish the repair or replacement of the defective product, it may refund customer the corresponding purchase price. The Company reduces revenues and cost of sales by an amount representing estimated returns, which is an estimate, based upon historical experience factors.  Warranty costs are accrued based upon actual units sold based upon estimates derived from historical experience.

Software Revenues

Software revenues consist of revenues from the sale of software products. Software revenues are recognized when the software license is sold and the software is delivered, provided that no significant vendor obligations remain outstanding and collection is considered probable.  The Company does not offer free software upgrades and because it provides only a 30-day complimentary telephone support for software, there is no undelivered element related to software sales.  Software products that are included in revenue for the periods presented are (i) NCD ThinPATH, (ii) NCD PC-Xware, the Company’s thin client software for PCs, and (iv) NCDware, the Company’s proprietary thin client operating software.

Service Revenues

Services revenues are generated from the sale of hardware service contracts.  The Company’s Extended Warranty Program extends the three- year standard warranty, and the Express Exchange Program provides for the shipment of a replacement unit within 24 to 48 hours, upon customer request.  Service revenues are recognized ratably over the term of the hardware service contract.  The Company’s deferred revenue includes all unrecognized service revenue.

Research and Development Costs. Research and development costs are charged to expense when incurred. Costs incurred in the development of new software products and enhancements to existing software products are also expensed as incurred until the technological feasibility of the product has been established. Technological feasibility is defined as the establishment of a working model that typically occurs when the beta testing commences. After technological feasibility has been established, any additional costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed.” To date, the Company has been able to release new software products or software enhancements within a relatively short period of time after it has achieved technological feasibility on such software products or software enhancements.  Therefore, software development costs qualifying for capitalization have been insignificant.  Accordingly, the Company has not capitalized any software development costs at December 31, 2001.

Income Taxes. Under the asset and liability method of SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates. The discussion of the Company’s financial condition and results of operations reflects the Company’s recognition of accounting principles generally accepted in the United States.  In preparing these financial statements, management is required to make certain estimates which will affect amounts reported. Management bases its estimates on historical experience as well as other assumptions that management believes are reasonable under the circumstances.  Among the more significant estimates included in these financial statements are the estimated reserves for sales programs, accounts receivable allowance for doubtful accounts, reserve for obsolete inventory, valuation of intangible assets and the deferred income tax asset allowance. These assumptions may vary from actual results incurred as a result of the passage of time and changing circumstances and conditions.

Fair Value of Financial Instruments. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments: Cash and cash equivalents- the carrying amount approximates the fair value; Accounts receivable- the carrying amount approximates the fair value; Notes payable- the carrying amount of notes payable approximates fair value due to the short period until maturity and prevailing market rates.  At December 31, 2001 and 2000, the fair value of the Company’s instruments approximate their historical carrying amounts.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. We evaluate our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell with fair value typically measured as estimated sales proceeds less disposal costs. Fair value is calculated using discounted future cash flows with a discount rate commensurate with the risks involved with the cash flow stream.

Net Loss Per Share. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding, when dilutive, using the treasury stock method. At December 31, 2001, 2000 and 1999 there were 6,026,892, 4,724,498 and 4,676,490 options and warrants outstanding, respectively, that could potentially dilute earnings per share (“EPS”) in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for those years.

Stock-based Compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price.

Recent Accounting Pronouncements. In June 2001, the FASB finalized SFAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognizes acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassifies the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires the Company to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.  The implementation of SFAS 142 will not have a material effect on the Company’s financial statements.

In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  SFAS No. 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”).  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations.

The Company expects that SFAS Nos. 143 and 144 will be adopted on their effective dates and that the adoption will not result in any material effects on the Company’s financial statements.

As of December 31, 2001, the net carrying amount of intangible assets remaining after the purchase of the Network Displays Business unit of Tektronix in December 1998 was $1.6 million and there were no intangible assets relating to the purchase of Multiplicity in January 2000. Amortization expense during the year ended December 31, 2001 and December 31, 2000 was $403,000 and $480,000, respectively.

Reclassifications. Certain prior year amounts have been reclassified to conform with current year presentation.

Note 2.  Acquisitions

On December 31, 1998, the Company acquired Tektronix’ Network Displays Business unit (“NWD”) for $3.0 million in cash and warrants to purchase one million shares of the Company’s common stock over a term of five years at an exercise price of $8.00 per share. The fair value of the warrants issued in the acquisition was calculated using the Black-Scholes pricing model. Direct costs of the acquisition totaled approximately $200,000. The acquisition was accounted for as a purchase business combination with a total purchase price of $5.9 million. The purchase price was allocated to $1.7 million of net assets acquired (primarily inventory), $1.4 million to in-process research and development and $2.8 million to other intangible assets which are being amortized over a 7 year useful life. In addition to acquiring certain assets of NWD, approximately 83 former NWD employees, primarily in sales, marketing and engineering roles, joined NCD.

In January 2000, the Company acquired the assets of Multiplicity LLC, a privately held developer of advanced server management software for Microsoft’s Windows NT and Windows 2000 operating systems. The acquisition has been accounted for using the purchase method. The purchase price was $2.2 million plus a stream of future payments based on revenue for the four-year period following the acquisition. No future payments have been made to date an no future payments are expected to be paid. Of the purchase price, $1.8 million was allocated to purchased in-process research and development and $0.4 million was allocated to other intangible assets. Multiplicity LLC provided strategic performance analysis and capacity planning solutions for networked Windows NT and Windows 2000 servers. These solutions gave customers system measurement and management that enabled troubleshooting, analysis, administration and planning to help IT organizations improve end-user service levels. During the third quarter of 2000, due to a change in strategic direction and cash constraints, the Company discontinued development efforts on the Multiplicity product line and recorded a related restructuring charge to write-off all related purchased intangibles.

Note 3.  Short-Term Investments

The fair value of short-term investments consisted of the following as of December 31 (in thousands):

	2001	2000
Corporate debt securities	$—	$339

There were no material unrealized gains or losses at December 31, 2000.

Note 4: Consolidated Balance Sheet and Statement of Cash Flows Components

Inventories as of December 31 consisted of (in thousands):	2001	2000
Purchased components and sub-assemblies	$5,838	$11,767
Work in process	488	776
Finished goods	4,360	2,963
Reserve for obsolete inventory	(5,756)	(7,871)
	$4,930	$7,635

Property and equipment as of December 31 consisted of (in thousands):	2001	2000
Office and computer equipment	$5,448	$5,558
Machinery and equipment	6,722	6,718
Demonstration equipment	66	66
Furniture and fixtures	1,053	1,052
Leasehold improvements	451	439
	13,740	13,833
Less accumulated depreciation and amortization	13,091	12,303
	$649	$1,530

Accrued expenses as of December 31 consisted of (in thousands):	2001	2000
Payroll-related costs	$903	$1,388
Royalties	98	234
Warranty	349	493
Restructuring reserve	—	390
Other accrued expenses	1,028	1,542
	$2,378	$4,047

Note 5.  Business Restructuring

On December 31, 1998, the Company acquired the Network Displays Business unit of Tektronix, Inc. (“NWD”). As a result of this acquisition, the Company reduced its workforce and discontinued certain activities that were redundant with the acquired business. As a result of the restructuring action, a charge to operations of $1.0 million was recorded for 1998. The restructuring plan included the termination of approximately 40 employees, primarily in sales and engineering roles, and the closure of four of the Company’s offices in the United States. Total cash charges amounted to $900,000, none of which had been paid as of December 31, 1998 and are included in accrued expenses. By the end of 1999 it was determined that the plan was substantially complete, and an operating credit of $138,000 was recorded.

On March 31, 2000, the Company announced a restructuring plan involving a general reduction in workforce affecting all classes of employees and exiting certain leased facilities. Approximately 60 employees were terminated under this plan. In connection with the plan, the Company recorded a restructuring charge of $2.6 million consisting of $2.4 million for employee separation costs and $0.2 million for facility exit costs.

During the third quarter of 2000, the Company undertook additional restructuring actions involving a general reduction in workforce affecting all classes of employees, exiting certain leased facilities and discontinuing development activities related to several product lines. This plan was necessitated by the termination of the Company’s contract with IBM as well as the change in market conditions. Approximately 40 employees were terminated under this plan.  In connection with these actions, the Company recorded restructuring charges of $1.6 million consisting of cash charges of $1.0 million for employee separation costs and $0.2 million for facility exit costs, and non cash charges of $0.4 million related to the discontinued product lines, including the recognition of an impairment loss of $0.3 million on the intangibles attributable to the Company’s purchase of Multiplicity LLC.

During the year ended December 31, 2000, the Company paid $2.9 million of the accrued restructuring liability leaving unpaid cash charges of $0.4 million included in accrued liabilities as of December 31, 2000.  The remaining $0.4 million balance at December 31, 2000 was utilized throughout 2001 to pay severance of terminated employees.  As a result of the restructuring, the Company reduced its workforce by over 200 employees and its leased manufacturing and office space in Mountain View, California by approximately 86,000 square feet. The restructuring plan was completed in the fourth quarter of 2001 and there were no remaining restructuring reserves as of December 31, 2001.

Note 6. Notes Payable

Following is a listing of notes payable as of December 31, 2001 and 2000 (in thousands):

	2001	2000
SCI Technology — Convertible Note	$3,300	$3,300
SCI Technology — Non-Convertible Note	1,000	—
Silicon Valley Bank	2,116	—
Foothill Capital	—	4,647
Pencom	90	—
	$6,506	$7,947

In August 2000, the Company concluded an agreement with SCI Technology, Inc. (“SCI”) to convert $3.3 million of the Company’s accounts payable to SCI into a 13-month convertible note (the “Convertible Note”). The Convertible Note bore interest at 6.5% per annum and each $1.00 of the outstanding principal was convertible into one share of the Company’s Common Stock at any time during the term of the Convertible Note.  In August 2001, the Convertible Note was extended for an additional year with an increase in the interest rate to 8% per annum, computed on the unpaid balance beginning October 1, 2001, and the conversion price was reduced to $.62 per share.

On October 17, 2001, the Company concluded an agreement with SCI to convert $1.0 million of the Company’s accounts payable to SCI into a note, which matures on September 29, 2002 and bears interest at a rate of 8% per annum. This note is not convertible.

On October 29, 2001, the Company secured a $5.0 million line of credit with Silicon Valley Bank (“SVB”).  The line was secured by substantially all of the Company’s assets and bore interest at a rate of prime plus 2%. Based on terms of the financing agreement and assuming that the Company was in compliance with specified financial covenants, we could borrow up to 60% of the eligible domestic accounts receivable and up to 60% of the eligible foreign accounts receivable in which the Company has secured credit insurance. As of December 31, 2001, the total amount available and outstanding to SVB was $2,116,000. In January 2002, the Company violated a covenant with SVB, which stopped further advances until a new agreement was concluded which reduced the maximum amount available to $2.0 million from the existing $5.0 million and reduced the advance rate on eligible domestic and foreign accounts receivable to 50% from the original 60%. Also, in connection with this line of credit, the Company issued a warrant to SVB to purchase up to 650,000 shares of the Company’s Common Stock at a price of $.50 per share. The warrant expires on October 29, 2006, and had no significant fair value at the time of issuance. This note was subsequently paid.  See Note 13.  “Subsequent Events.”

Our original line of credit obtained from Foothill Capital in March 2000 was terminated in October 2001 when we obtained our line of credit from SVB.  The Foothill Capital line of credit provided the Company with up to $15.0 million in credit, subject to certain conditions related to the Company's accounts receivable from time to time. As a result of these conditions, the actual amount that was available under the line ranged from $.20 million to $6.0 million. Borrowings under the line of credit were secured by substantially all of the Company's assets and initially bore interest at a rate of prime plus 0.75%.  The line of credit was amended several times prior to its termination. In May 2001, the line of credit was amended to establish new financial covenants and eliminate the maximum ratio of borrowings against foreign accounts receivable.  Additionally, in May 2001, the line of credit was amended to modify the maturity date of the loan from March 30, 2003 to August 15, 2001, raise the interest rate from prime plus 0.75% to prime plus 2.75% and waive the early termination fee. As of June 30, 2001, we were in default of the minimum EBITDA (Earnings Before Income Taxes, Depreciation and Amortization) covenant of $38,000 for the three-month period ended June 30, 2001. In July 2001, the line of credit was further amended to reduce the maximum amount of the credit line from $15.0 million to $3.5 million. In August 2001, the maximum credit line was further reduced to $3.25 million and the maturity date was extended to September 15, 2001 to provide additional time for SVB to complete its due diligence work and make a final determination regarding its preliminary proposal to extend a new revolving credit facility to us.  As of the date of termination, the total amount outstanding under the line of credit was approximately $0.8 million. Prior to its termination, our borrowings during the third quarter of 2001 bore interest at a rate of prime plus 6.75%, which included a covenant default rate of 4% for a total of 12.75% at September 30, 2001.  Included in interest expense for 2001 is approximately $416,000 of loan amendment and other fees charged by Foothill. Consequently, our effective annual interest rate for 2001 was 18.0% as compared to an effective annual interest rate of 8.2% for 2000.

As a result of a settlement of a dispute with a customer as discussed in “Subsequent Events,” the Company has agreed to issue the customer a note for $90,000, which calls for quarterly installment payments over 18 months beginning in April 2002.  The note bears no interest and has been recorded in the Company's financial statements at December 31, 2001.

On March 2002, the Company repaid and concluded its line of credit with SVB using a portion of the proceeds from the sale of the Company’s Windows-based terminal product line.

Note 7: Shareholders’ Equity

Convertible Preferred Stock. In December 2000, the Company issued 220,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”) to Dr. Guenther Pfaff in a private placement, in which the Company raised $1,500,000 in the form of a receivable that was paid on January 2, 2001. On January 11, 2001, Dr. Guenther Pfaff was appointed to the Company’s board of directors and subsequently appointed acting President and Chief Executive Officer on December 5, 2001. The Series B Preferred shares are entitled to cumulative dividends of $.41 per annum and are payable upon declaration by the board.  Each share of Series B Preferred is convertible into 10 shares of Common Stock at the election of the holder. In connection with this private placement, a warrant to purchase up to 600,000 shares of Common Stock at $.75 per share was issued to Dr. Pfaff. The warrant expires on December 28, 2005. The Company has since agreed to modify the terms of the securities held by Dr. Pfaff in consideration of his having introduced us to the investor who purchased the Series C Preferred. Such modification will include our issuance of 220,000 shares of Series B1 Preferred Stock to Dr. Pfaff in exchange for the 220,000 shares of Series B Preferred Stock he currently holds, resulting in an increase in the annual dividend accruing on Dr. Pfaff's shares from $.41 per share to $.55 per share, and our amendment of the warrant currently held by Dr. Pfaff, such that the corresponding exercise price would be reduced from $.75 per share to $.50 per share and the number of shares of Common Stock issuable pursuant to the warrant would be increased from 600,000 shares to 900,000 shares.  The warrant has no significant fair value relative to the purchase price of the Series B Preferred shares.

In October 2001, the Company issued 530,000 shares of Series C Convertible Preferred Stock (the “Series C Preferred”) in a private placement in which the Company raised $2,000,000 from a private investor.  The Series C Preferred shares are entitled to cumulative dividends of $.23 per annum and are payable upon declaration by the board.  Each share of Series C Preferred is convertible into 10 shares of Common Stock at the election of the holder, subject to an amendment to the Company’s  Certificate of Incorporation to increase its authorized Common Stock by at least 5,300,000. In connection with this private placement, a warrant to purchase up to 1,200,000 shares of Common Stock at $.50 per share was issued to the investor. The warrant expires in August 2006 and has no significant fair value relative to the purchase price of the Series C Preferred shares.

Dividends in arrears on the Series B Preferred and the Series C Preferred were approximately $111,000 at December 31, 2001.

Tektronix Settlement. In December 2000, the Company entered into a mutual settlement of all claims with Tektronix. As part of the settlement, the Company issued 750,000 shares of its Common Stock to Tektronix. A gain on the settlement of $821,000 was recorded in December 2000.  The gain resulted from the difference between the value of the shares issued to Tektronix of $211,000 (based upon the closing NASDAQ price of $0.2812 on the date of issuance) and the Company’s previously accrued estimated liability to Tektronix of $1,032,000.

Stock Purchase Plan. The Employee Stock Purchase Plan (“Employee Purchase Plan”) was established in 1992 with an initial 150,000 shares of the Company’s Common Stock reserved for issuance thereunder. To accommodate increasing enrollment in the Employee Purchase Plan, the Company had to amend the Employee Purchase Plan numerous times in order to increase the number of shares of common stock reserved for issuance thereunder.  The Employee Purchase Plan permitted eligible employees to purchase common stock through payroll deductions of up to 10 percent of their base earnings. The purchase price of the stock was equal to the lesser of 85% of the fair market value of such shares at the beginning of each six-month offering period (or the commencement of the employee’s participation, if later) or the end of such offering period. As of December 1, 2000, the Board agreed to suspend the Employee Purchase Plan. As of December 31, 2001, a total of 1,752,507 shares had been issued under this plan from its inception. No shares were issued in 2001.

No Black-Scholes calculations were performed for 2001 because the Employee Purchase Plan was suspended in 2000 and no activity occurred in 2001.

The per share weighted-average fair value of employee stock purchase rights during 2000 and 1999 was $1.87 and $3.10, respectively, on the date of grant using the Black-Scholes model with the following weighted-average assumptions: 2000 - dividend yield of 0%, expected volatility of 124%, risk-free interest rate of between 5.92% and 6.25%, and an expected life of 1 year; 1999 - dividend yield of 0%, expected volatility of 83%, risk-free interest rate of between 4.53% and 5.99%, and an expected life of 1 year.

Stock Option Plans. As of December 31, 2001, the Company had reserved 1,098,000 shares, 800,000 shares and 300,000 shares of Common Stock for issuance under the 1999 Stock Option Plan, the 1999 Non-Qualified Stock Option Plan and the 1994 Outside Directors’ Stock Option Plan, respectively (“the Plans”). During 1999 the 1989 Stock Option Plan expired and was replaced by the 1999 Stock Option Plan. A total of 548,000 shares that were still available for grant at the time the 1989 Stock Option Plan expired were used to fund the 1999 Stock Option Plan. Under the 1999 Stock Option Plan, options are granted to employees, officers, directors and consultants to purchase shares of the Company’s Common Stock at not less than the fair market value of the Common Stock at the grant date (for incentive stock options) or 85% of the fair market value of such Common Stock (for nonstatutory stock options). Options generally vest and become exercisable to the extent of 25% one-year from grant date with the remainder vesting ratably over the 36-month period thereafter. Prior to August 1994, the options generally expired five years from grant date. Since August 1994, we have generally granted options that expire 10 years from grant date. Under the 1994 Outside Directors’ Stock Option Plan, options are granted to outside directors to purchase shares of the Company’s Common Stock at not less than the fair market value of the Common Stock at the grant date. Options vest and become exercisable to the extent of 25% three months from the grant date, 25% on the first anniversary of the grant date with the remainder vesting ratably over the 24-month period thereafter. As of December 31, 2001, 2,053,298 options were exercisable under the Plans.

The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $1.00, $1.64 and $5.91, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001 - dividend yield of 0%, expected volatility of 136%, risk-free interest rate of between 3.66% and 4.94%, and an expected life of 5 years; 2000 - dividend yield of 0%, expected volatility of 124%, risk-free interest rate of between 5.17% and 6.69%, and an expected life of 5 years; 1999 - dividend yield of 0%, expected volatility of 83%, risk-free interest rate of between 4.68% and 6.41%, and an expected life of  5 years.

The Company applies Accounting Principles Board (“APB”) Opinion No. 25 in accounting for its stock options issued to employees and, accordingly, no compensation cost has been recognized for the Company’s stock plans in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant dates for the Plans under SFAS No. 123, its net loss and loss per share would have been changed to the pro forma amounts indicated below:

	2001	2000	1999
Net loss (in thousands):
As reported	$(9,696)	$(32,652)	$(16,259)
Pro forma	(10,339)	(34,655)	(19,056)
Basic and diluted loss per share:
As reported	$(0.55)	$(1.96)	$(1.00)
Pro forma	(0.59)	(2.08)	(1.18)

The effects of applying SFAS No. 123 in this pro forma disclosure is not indicative of the effects on reported results for future years. SFAS No. 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

A summary of option transactions under the Plans follows:

	Options Available For Grant	Options Outstanding	Weighted Average Exercise Price
Balances as of December 31, 1998	358,580	3,757,098	$5.50
Options authorized	1,098,000	—	—
Options granted	(1,029,400)	1,029,400	5.91
Options expired	(841,979)	—	—
Options cancelled	765,259	(765,259)	7.30
Options exercised	—	(344,749)	4.17
Balances as of December 31, 1999	350,460	3,676,490	$5.37
Options authorized	800,000	—	—
Options granted	(1,450,990)	1,450,990	1.64
Options expired	(885,887)	—	—
Options cancelled	1,856,732	(1,856,732)	5.82
Options exercised	—	(146,250)	4.22
Balances as of December 31, 2000	670,315	3,124,498	$3.43
Options granted	(93,800)	93,800	1.00
Options expired	(122,052)	—	—
Options cancelled	591,906	(641,406)	3.78
Options exercised	—	—	—
Balances as of December 31, 2001	1,046,369	2,576,892	$3.18

The following table summarizes information about options outstanding as of December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$0.88 to 1.00	153,100	9.06	$0.99	38,626	$0.98
1.01 to 1.99	737,014	8.70	1.12	410,534	1.11
2.00 to 3.99	1,287,784	4.31	3.53	1,287,784	3.53
4.00 to 5.99	174,114	6.97	5.24	122,391	5.24
6.00 to 7.99	154,840	6.64	7.17	124,314	7.22
8.00 to 9.99	65,140	5.56	9.06	65,140	9.06
10.00 to 10.44	4,900	6.25	10.44	4,509	10.44
$0.88 to 10.44	2,576,892	6.20	$3.18	2,053,298	$3.51

Warrants. The Company has a warrant outstanding to purchase up to 1,000,000 shares of the Company's Common Stock at $8.00 per share. This warrant is exercisable until it expires on December 31, 2003. On December 28, 2000, in connection with the sale of 220,000 shares of the Company's Series B Preferred, the Company issued a warrant to purchase up to 600,000 shares of its Common Stock at $.75 per share. As set forth in Note 7 above, the Company has agreed to amend this warrant such that the corresponding exercise price would be reduced from $.75 per share to $.50 per share and the number of shares of Common Stock issuable pursuant to this warrant would be increased from 600,000 to 900,000 shares. This warrant is exercisable until it expires on December 28, 2005. In October 2001, in connection with the sale of 530,00 shares of the Company's Series C Preferred, the Company issued a warrant to purchase up to 530,000 shares of its Common Stock at $.50 per share. The warrant is exercisable until it expires on August 29, 2006. Also in October 2001, in connection with the Company's securing a $5.9 million line of credit with Silicon Valley Bank, the Company issued a warrant to purchase up to 650,000 shares of its Common Stock at $.50 per share. This warrant is exercisable until it expires in October 2006 and had no significant fair value at the time of issuance.

Note 8. Income Taxes

The components of the Company’s provision for income taxes (income tax benefit) for the years ended December 31 are as follows (in thousands):

	2001	2000	1999
Current:
State and other	$22	$275	$494
Total current	22	275	494
Deferred:
Federal	—	—	5,433
State and other	—	—	1,189
Total deferred	—	—	6,622
	$22	$275	$7,116

Total income tax expense (benefit) differs from the expected tax expense (benefit) (computed by applying the U.S. federal income tax rate of 34% to loss before income taxes) as follows (in thousands):

	2001	2000	1999
Tax expense (benefit at federal statutory rate)	$(3,289)	$(11,102)	$(3,109)
State income taxes, net of federal benefit	8	20	805
Research and development credit	—	(37)	(342)
Net operating losses and temporary differences for which no tax benefit is recognized	3,396	11,419	9,799
Other	(93)	(25)	(37)
	$22	$275	$7,116

The tax affects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2001	2000
Deferred tax assets:
Accruals, allowances and reserves	$3,247	$6,017
Net operating loss and tax credit carryforwards	25,999	22,391
Property and equipment, principally due to differences in depreciation and capitalized leases	—	182
Intangible assets	721	674
Total gross deferred tax assets	29,967	29,264
Less valuation allowance	29,967	29,264
Deferred tax asset, net	—	—
Deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

In light of the Company’s recent history of operating losses, the Company continues to provide a valuation allowance for all of its deferred tax assets as it is unable to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, the deferred tax valuation allowance increased by $0.7 million from 2000. As of December 31, 2001, the Company has a net operating loss carryover for federal and California income tax purposes of approximately $57.6 million and $18.6 million, respectively. In addition, the Company has federal and California research and development credit carryforwards of $1.7 million and $1.7 million, respectively. The Company’s federal net operating loss and research and development credit carryforwards will expire in the years 2015 through 2021 if not utilized. The Company’s California net operating loss carryovers will expire in the years 2002 through 2006. The California research and development credit can be carried forward indefinitely. Pursuant to Federal income tax rules and regulations, utilization of the tax net operating loss carryovers may also subject to annual limitation due to any greater than 50% change in ownership of the Company within a three year period.

Note 9. Credit and Other Concentrations

Concentrations of credit risk with respect to trade receivables have increased as the Company has moved to a two-tier distribution model. Four customers, Adtcom (23%), Alternative Technology (14%), GTS Gral (10%) and, Ingram Micro (10%) comprise approximately 57% of the Company’s gross trade receivables as of December 31, 2001.

A majority of the Company’s manufacturing is performed by SCI Inc., Thailand. Under the terms of the agreement between the Company and SCI, should SCI breach its performance requirements or otherwise decide to stop manufacturing product for the Company, the Company could be adversely affected and unable to deliver its products.

Note 10. Commitments and Contingencies

The Company leases its principal facilities under noncancellable operating lease agreements that expire through 2003. The Company also leases office facilities in several locations in the United States, and in locations in  the Netherlands, France, Germany and the United Kingdom, which are used as sales offices. During 2001, the Company closed its offices in Australia and Sweden as well as numerous sites in the United States.  Rent expense was approximately $1,382,000, $2,607,000 and $2,440,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

As of December 31, 2001, minimum lease payments under all noncancellable lease agreements were as follows (in thousands):

2002	$1,134
2003	470
2004	42
2005	9
Total minimum lease payments	$1,665

The above future operating lease payments are anticipated to be offset by the following sublease contract income:

2002	$150
2003	130
Total sublease income	$280

Note 11.  Segment Reporting and Geographic Information

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The method for determining what information to report is based on the way management organizes data for making operating decisions and assessing financial performance. The Company’s chief operating decision maker is considered to be its executive staff, consisting of the Chief Executive Officer and the Chief Financial Officer. Primarily because the Company operates in one industry, thin client computing, including related hardware and software, the executive staff reviews financial information presented on a basis consistent with that presented in the Consolidated Statements of Operations. Accordingly, the Company has only one segment for financial reporting purposes.

Sales to Adtcom represented 11% and 31% and sales to Tech Data represented 10% and 11%, respectively, of net revenue for the years ended December 31, 2001 and 2000, respectively.

Original Equipment Manufacturers (OEM) sales represented approximately 10%, 12% and 9% of the Company’s net revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

Export sales to the Company’s international customers outside North America, primarily Europe, comprised approximately 45%, 40% and 40% of net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. International revenues by country are as follows as a percentage of total international revenues:

	2001	2000	1999
Germany*	31%	63%	51%
United Kingdom	12%	4%	12%
Netherlands	15%	1%	3%
Australia	8%	4%	7%
Sweden	6%	5%	5%
France	8%	4%	16%
Other	20%	19%	6%
Total	100%	100%	100%

*Includes sales to Adtcom, our largest European distributor.

Net property and equipment by region are as follows:

	2001	2000
United States	$308	$1,154
Europe	326	348
Other	15	28
Total	$649	$1,530

Note 12. Related Party Transactions

On December 28, 2000, in a private placement, Dr. Guenther Pfaff purchased 220,000 shares of the Company's Series B Preferred for an aggregate price of $1.5 million. Each share of the Company's Series B Preferred is convertible into 10 shares of Common Stock and is entitled to cumulative dividends of $.41, which are payable upon declaration by the board.  In connection with this purchase, Dr. Pfaff was issued a warrant to acquire up to 600,000 shares of the Company's Common Stock at $.75 per share. As noted previously, the Company has since agreed to modify the terms of the securities held by Dr. Pfaff in consideration of his having introduced us to the investor who purchased the Series C Preferred. See Note 7 for additional information. As the value of the warrant was not significant, the entire proceeds of $1.5 million were allocated to the Series B Preferred. The warrant expires on December 28, 2005.

Dr. Pfaff was appointed to the Board of Directors on January 6, 2001.  He served on the Board until May 30, 2001, the date of the Company’s Annual Shareholders’ Meeting, at which he did not stand for election.  On November 6, 2001, he was re-appointed to the Board, and shortly thereafter, on December 5, 2001, he was appointed acting President and Chief Executive Officer.

Dr. Pfaff is the principal owner of GTS Gral which is one of several resellers to which the Company’s products are sold through its major European distributors. In the year ended December 31, 2001, sales to GTS Gral accounted for 7.5% of the Company’s total net revenue. Management believes that all transactions between the Company and GTS Gral are done on an arms’-length  basis.

Note 13.  Subsequent Events

Sale of Windows-based Terminal Product Line. In March 2002, the Company sold its ThinSTAR product line to Neoware in exchange for cash. The assets disposed of consisted principally of customer records, the ThinSTAR trademark and other intellectual property, and contract rights used in the business of designing, developing, manufacturing, distributing and selling the Windows-based Terminals marketed under the ThinSTAR brand name. The Company will continue to offer the ThinSTAR product line in Europe, the Middle East and Africa (“EMEA”) under an OEM agreement with Neoware. It will also continue to provide worldwide service and support for the ThinSTAR product line.   The sale of the ThinSTAR product line and the alliance with Neoware will allow the Company to focus on its European operations, worldwide NCD ThinPATH software and NCD NC900 businesses while providing additional cash resources to strengthen its financial position. Proceeds from the sale were used to repay and conclude the Company’s line of credit with SVB.  An additional $1.5 million of the proceeds was paid to SCI as the initial payment in a debt restructuring agreement, which is currently being finalized. See Note 6 for additional information.

In March 2001, a customer, Pencom Systems, Inc., filed a lawsuit against the Company in the Superior Court of the State of California, County of Santa Clara, alleging among other things, that the products the Company delivered pursuant to its sales contract did not perform as required by the contract. Their complaint sought monetary damages in excess of $250,000.  In January 2002, the Company entered into a settlement agreement pursuant to which the Company will pay Pencom $90,000 pursuant to a promissory note, payable over 18 months beginning in April 2002.  The note bears no interest and is recorded in the accompanying consolidated financial statements as of December 31, 2001. As part of the settlement, the Company also agreed to issue to Pencom 75,000 shares of its Common Stock.

Quarterly Financial Data
(Unaudited - in thousands, except per share data)

	Quarters Ended
	March 31	June 30	September 30	December 31
2001
Hardware products	$8,679	$10,225	$7,172	$5,623
Software products	787	713	809	481
Services	1,013	308	406	262
Total net revenues	10,479	11,246	8,387	6,366
Gross profit	3,344	3,921	1,660	1,696
Operating loss	(1,676)	(1,266)	(2,658)	(2,919)
Loss before income taxes	(1,821)	(1,447)	(3,206)	(3,200)
Net loss	(1,828)	(1,494)	(3,227)	(3,147)
Net loss per share (1): Basic and diluted	(0.10)	(0.08)	(0.18)	(0.18)
Shares used in per share computations:
Basic and diluted weighted average	17,613	17,613	17,613	17,613
2000
Hardware products	$11,671	$11,139	$8,973	$9,455
Software products	685	927	1,292	993
Services	1,391	1,087	813	837
Total net revenues	13,747	13,153	11,078	11,285
Gross profit	1,168	3,292	3,168	1,989
Operating loss	(16,960)	(7,379)	(5,584)	(1,890)
Loss before income taxes	(16,951)	(7,511)	(5,775)	(2,140)
Net loss	(17,194)	(7,619)	(5,872)	(1,967)
Net loss per shares (1): Basic and diluted	(1.00)	(0.46)	(0.35)	(0.12)
Shares used in per share computations:
Basic and diluted weighed average	17,233	16,667	16,710	16,927

 (1) Loss per share is computed independently for each quarter presented. The sum of the quarterly loss in 2001 and 2000 do not equal the total computed for the year because the weighted average shares are specific to each quarter.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to the Company’s directors is incorporated by reference to the information under the caption “Election of Directors — Nominees” in the Company’s Proxy Statement.

Information with respect to the Company’s executive officers is set forth in “Item 1. Business — Executive Officers” in this Annual Report on Form 10-K.

Information required by Item 405 of Regulation S-K is incorporated by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the information under the captions “Executive Compensation — Summary of Cash and Certain other Compensation,” Executive Compensation — Stock Option Grants, “ “Executive Compensation — Option Exercises and Year-End Holdings,” Executive Compensation — Compensation Directors” and “Executive Compensation — Employment, Severance and Change of Control Arrangements’ contained in the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference to the information under the caption “Principal Shareholders and Share Ownership by Management” contained in the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the information under the caption “Executive Compensation — Employment, Severance and Change of Control Agreements” and “Certain Transactions” contained in the Company’s Proxy Statement.

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

        (b)   Reports on Form 8-K during the quarter ended December 31, 2001:

On December 13, 2001, the Company filed a Report on Form 8-K reporting the resignation of Rudolph G. Morin as its Chief Executive Officer and the appointment of Guenther Pfaff as acting President and Chief Executive Officer.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Network Computing Devices, Inc.

By:	/s/Guenther Pfaff
Guenther Pfaff
President and Chief Executive Officer

Dated: April 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Guenther Pfaff	President, Chief Executive Officer and Director	April 29, 2002
Guenther Pfaff	(Principal Executive Officer)

/s/ Rudolph G. Morin	Chief Financial Officer, Secretary and Director	April 29, 2002
Rudolph G. Morin	(Principal Financial and Accounting Officer)

/s/ Robert G. Gilbertson	Chairman of the Board of Directors	April 29, 2002
Robert G. Gilbertson

/s/ Douglas Klein	Director	April 29, 2002
Douglas Klein

/s/ Michael Ledbetter	Director	April 29, 2002
Michael Ledbetter

INDEX TO EXHIBITS

Exhibit Number	Description
2.1†	Asset Purchase Agreement, dated March 22, 2002, by and between Network Computing Devices, Inc. and Neoware Systems, Inc.
3.1(1)	Certificate of Incorporation of Registrant.
3.2(1)	Bylaws of Registrant.
4.1(15)	Amended and Restated Convertible Promissory Note, dated August 31, 2001, by and between Network Computing Devices, Inc. and SCI Technology, Inc.
4.2(15)	Amended and Restated Registration Rights Agreement, dated August 29, 2001, by and among Network Computing Devices, Inc., SCI Technology, Inc., Guenther Pfaff and Hofmann & Co.
4.3	Amended Certificate of Designations, Preferences and Rights of the Series B and Series C Preferred Stock.
4.4(16)	Warrant, dated August 29, 2001, issued to Hofmann & Co.
4.5	Warrant, dated October 29, 2001, issued to Silicon Valley Bank.
10.8(3)	Lease Agreement dated August 18, 1988, as amended, between Registrant and Mountain View Industrial Associates for premises at 350-360 North Bernardo Avenue, Mountain View, California.
10.9(3)	Lease Agreement dated September 21, 1989, as amended, between Registrant and Mountain View Industrial Associates for premises at 380 North Bernardo Avenue, Mountain View, California.
10.11(4)*	1989 Stock Option Plan, as amended.
10.12(3)*	Form of Stock Option Agreements for use with the 1989 Stock Option Plan.
10.13(3)*	Employee Stock Purchase Plan (revised).
10.14(3)*	Form of Indemnification Agreement between the Registrant and its officers and directors.
10.15(3)*	Registrant’s 401(k) Retirement Plan.
10.23(3)	Form of Registrant’s standard purchase order.
10.24(6)*	Registrant’s Incentive Bonus Plan.
10.31(4)*	1994 Outside Directors Stock Option Plan.
10.32(4)*	Form of Nonstatutory Stock Option Agreement for Outside Directors.
10.34(5)	Lease agreement by and between Registrant and Ravendale Investments dated September 20, 1995.

10.48(9)	Asset Purchase Agreement dated December 31, 1998 between Registrant and Tektronix, Inc.
10.49(10)	Asset Purchase Agreement dated January 7, 2000 by and between the Registrant and Multiplicity LLC
10.50(10)	Global Procurement Agreement dated January 30, 2000 by and between Registrant and Hitachi
10.51(10)*	Incentive Stock Option Agreement.
10.52(10)*	1999 Stock Option Plan.
10.53(11)

Loan and Security Agreement by and between Network Computing Devices, Inc. and Foothill Capital Corporation dated as of March 31, 2000, Copyright Security Agreement, General Continuing Guarantee, Guarantor Security Agreement, Intercompany Subordination Agreement, Patent Security Agreement, Stock Pledge Agreement and Trademark Security Agreement.

10.54(12)	Convertible Promissory Note dated August 31, 2000 with SCI Technology, Inc. (Reference is made to Exhibit 4.1)
10.55(12)	Registration Rights Agreement dated August 31, 2000 with SCI Technology, Inc. (Reference is made to Exhibit 4.2)
10.56(13)	Tektronix Settlement Agreement and Mutual Release dated December 8, 2000
10.57(13)	Tektronix—Amendment 1 to Registration Rights Agreement dated December 8, 2000
10.58(13)	Securities Purchase Agreement with Dr. Guenther Pfaff dated December 28, 2000
10.59(13)	Warrant Agreement with Dr. Guenther Pfaff dated December 28, 2000
10.60(15)

Amended and Restated Registration Rights Agreement, dated August 29, 2001, by and among Network Computing Devices, Inc., SCI Technology, Inc., Guenther Pfaff and Hofmann & Co. (Reference is made to Exhibit 4.2)

10.61(14)	Amendment No. 1 to the Loan and Security Agreement, dated January 2001, by and between Network Computing Devices, Inc. and Foothill Capital Corporation.
10.62(14)	Amendment No. 2 to the Loan and Security Agreement, dated May 2001, by and between Network Computing Devices, Inc. and Foothill Capital Corporation.
10.63(14)	Amendment No. 3 to the Loan and Security Agreement, dated May 31, 2001, by and between Network Computing Devices, Inc. and Foothill Capital Corporation.

10.64(14)	Amendment No. 4 to the Loan and Security Agreement, dated July 2001, by and between Network Computing Devices, Inc. and Foothill Capital Corporation.
10.65(14)	Amendment No. 5 to the Loan and Security Agreement, dated August 9, 2001, by and between Network Computing Devices, Inc. and Foothill Capital Corporation.
10.67(15)	Securities Purchase Agreement, dated August 29, 2001, by and between Network Computing Devices, Inc. and Hofmann & Co.
10.68(16)	Warrant, dated August 29, 2001, issued to Hofmann & Co. (Reference is made to Exhibit 4.4)
10.69(15)	Amended and Restated Convertible Promissory Note, dated August 31, 2001, by and between Network Computing Devices, Inc. and SCI Technology, Inc. (Reference is made to Exhibit 4.1)
10.70(15)	Amendment No. 6 to the Loan and Security Agreement, dated September 14, 2001, by and between Network Computing Devices, Inc. and Foothill Capital Corporation.
10.71	Loan and Security Agreement, dated October 29, 2001, by and between Network Computing Devices and Silicon Valley Bank.
10.72	Limited Waiver and Amendment to Loan Documents, dated March 4, 2002, by and between Network Computing Devices, Inc. and Silicon Valley Bank.
10.73†	Asset Purchase Agreement, dated March 22, 2002, by and between Network Computing Devices, Inc. and Neoware Systems, Inc. (Reference is made to Exhibit 2.1)
10.74†	OEM Supply Agreement, dated March 22, 2002, by and between Network Computing Devices, Inc. and Neoware Systems, Inc.
10.75	Non-Competition and Confidentiality Agreement, dated March 22, 2002, by and between Network Computing Devices, Inc. and Neoware Systems, Inc.
11.1	Statement Regarding Computation of Shares
21.1 (13)	List of subsidiaries of Registrant.
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of KPMG LLP

*                 Constitutes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

†      Confidential treatment has been requested as to a portion of this exhibit.

(1)          Incorporated by reference to identically numbered exhibit to Registrant’s Form 8-A Registration Statement filed on January 14, 1999.

(2)          Incorporated by reference to identically numbered exhibit to Registrant’s Form S-1 Registration Statement (No. 33-47246) which became effective on June 4, 1992 (the “1992 Registration Statement”).

(3)          Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Report for the year ended December 31, 1993.

(4)          Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Report for the year ended December 31, 1994.

(5)          Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Report for the year ended December 31, 1995.

(6)          Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Report for the year ended December 31, 1996.

(7)          Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Report for the year ended December 31, 1997.

(8)          Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Report for the quarter ended March 31, 1998.

(9)          Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Report for the year ended December 31, 1998.

(10)    Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Report for the year ended December 31, 1999.

(11)    Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Report for the quarter ended March 31, 2000.

(12)    Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Report for the quarter ended September 30, 2000.

(13)    Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K Report for the year ended December 31, 2000.

(14)    Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Report for the quarter ended June 30, 2001.

(15)    Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-Q Report for the quarter ended September 30, 2001.

(16)    Incorporated by reference to exhibit number 4.3 to Registrant’s Form 10-Q Report for the quarter ended September 30, 2001.