Form 10-Q
period 2002-03-31
NETWORK COMPUTING DEVICES INC
filed 2002-05-24
CIK 886138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2002

☐

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                      .

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

Yes ☒       No ☐

As of April 30, 2002, 17,613,237 shares of the registrant’s Common Stock were outstanding.

NETWORK COMPUTING DEVICES, INC.

NETWORK COMPUTING DEVICES, INC.

Part I:  Financial Information

Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS
	(unaudited) March 31, 2002	December 31, 2001
Current assets:
Cash	$615	$484
Accounts receivable, net of allowances of $1,400 and $1,681as of March 31, 2002 and December 31, 2001, respectively	5,363	7,298
Inventories	3,242	4,930
Prepaid expenses and other current assets	1,219	928
Total current assets	10,439	13,640

Property and equipment, net	544	649
Intangible assets	1,512	1,613
Other assets	150	165
Total assets	$12,645	$16,067

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,957	$6,840
Accrued expenses	2,741	2,378
Deferred revenue	442	194
Notes payable	4,390	6,506
Accrued income taxes	76	72
Total current liabilities	12,606	15,990

Shareholders’ equity:
Preferred stock	3,500	3,500
Common stock	18	18
Capital in excess of par	62,380	62,380
Accumulated deficit	(65,859)	(65,821)
Total shareholders’ equity	39	77
Total liabilities and shareholders’ equity	$12,645	$16,067

See accompanying notes

NETWORK COMPUTING DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Net revenues:
Hardware products	$4,036	$8,679
Software products	530	787
Services	125	1,013
Total net revenues	4,691	10,479
Cost of revenues:
Hardware products	3,762	6,420
Software products	168	273
Services	53	442
Total cost of revenues	3,983	7,135
Gross Margin	708	3,344
Operating expenses:
Research and development	636	611
Marketing and selling	1,951	3,297
General and administrative	1,112	1,112
Gain on sale of product line	(3,450)	—
Business restructuring	278	—
Total operating expenses	527	5,020
Operating income (loss)	181	(1,676)
Interest expense, net	(215)	(145)
Loss before income taxes	(34)	1,821
Provision for income taxes	4	7
Net loss	$(38)	$(1,828)
Net loss per share
Basic and diluted	$(0.00)	$(0.10)
Shares used in per share computations
Basic and diluted	17,613	17,613

See accompanying notes

NETWORK COMPUTING DEVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flow from operations:
Net loss	$(38)	$(1,828)
Reconciliation of net loss to cash used in operations:
Depreciation	127	337
Amortization of intangible assets	101	101
Gain on sale of product line	(3,450)	—
Provision for doubtful accounts, sales returns and allowances, net	281	728
Changes in:
Accounts receivable, net	1,654	(839)
Inventories	1,688	1,287
Prepaid expenses	(291)	1,094
Accounts payable	(1,883)	(1,044)
Accrued expenses	363	(600)
Deferred revenue	(52)	(711)
Deferred gain on sale of product line	300	—
Income taxes payable	4	(26)
Cash provided by (used in) operations	(1,196)	(1,501)
Cash flows from investing activities:
Sales and maturities of short-term investments	—	339
Changes in other assets	15	226
Net proceeds from sale of product line	3,450	—
Property and equipment purchases	(22)	(17)
Cash provided by (used in) investing activities	3,443	548
Cash flows from financing activities:
Proceeds from line of credit	5,397	9,727
Principal payments on line of credit	(7,513)	(10,873)
Proceeds from issuance of stock, net	—	1,500
Cash provided by (used in) financing activities	(2,116)	354
Increase (decrease) in cash and equivalents	131	(599)
Cash and equivalents:
Beginning of period	484	1,419
End of period	$615	$820

See accompanying notes.

NETWORK COMPUTING DEVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed consolidated financial information of Network Computing Devices, Inc. and its wholly-owned subsidiaries (the “Company” or “NCD”) furnished herein reflects all adjustments, consisting only of normal recurring entries, which in the opinion of management are necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. The functional currency for the Company is the U.S. dollar.  All significant intercompany balances and transactions have been eliminated in consolidation. This Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our 2001 Annual Report on Form 10-K.  The consolidated results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002.

Sale of Windows-based Terminal Product Line

In March 2002, the Company sold its ThinSTAR Windows-based terminal product line (“ThinSTAR Product Line”) to Neoware Systems, Inc. (“Neoware”) for cash of up to $4.25 million.  The assets sold consisted of customer records, trademark rights and other intellectual property and contract rights used in the business of designing, developing and manufacturing the products sold. The Company recorded a net gain on this sale of approximately $3.45 million.  Included in the $4.25 million purchase price is $300,000 that is being held in an escrow to satisfy any indemnification claims that may arise and $250,000 that is contingent upon NCD meeting specified sales targets for ThinSTAR products in Europe, the Middle East and Africa. In connection with the acquisition, Neoware received an option to acquire substantially all of NCD’s European operations, which serve those markets. The $300,000 held in escrow has been recorded as deferred revenue until such time when all conditions of the escrow agreement are satisfied. Also related to the sale, eleven NCD sales and support personnel subsequently joined Neoware.

Going Concern Uncertainty

The Company has incurred losses of approximately $9.7 million for the year ended December 31, 2001 and a relatively insignificant loss ($38,000) for the three months ended March 31, 2002. At March 31, 2002, the Company had a working capital deficit of $2.2 million.   The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional financing and ultimately attain profitability.

The Company believes that it will be required to obtain additional financing during the next three to six months in order to sustain its current operations. The Company is pursuing both bank financing and potential equity investors. Management believes that the Company will require additional financing of approximately $1.0 million in order to fund its operations during the next 12 months.  However, no assurance can be given that additional financing will be available, or that if available, will have terms acceptable to the Company or its shareholders.  If adequate funds are not available to satisfy its capital requirements, the Company may be required to limit its operations significantly. NCD’s financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should NCD be unable to continue as a going concern.

Revenue Recognition

Hardware revenues consist primarily of revenues from the sale of thin client terminals and related hardware. Hardware revenues are recognized when the products are shipped following receipt of a valid purchase order. With respect to sales through certain international distributors, revenue is recognized when the shipment is made available at a third party logistics center and the buyer is notified of the availability. The Company warrants its hardware products for defects in materials for a period of three years. During this warranty period, the customer may return defective product to the Company for repair or replacement, at the Company’s option.  In the event the Company is unable to repair or replace the defective product, it may refund the customer the corresponding purchase price. The Company reduces revenues and cost of sales by an amount representing returns estimated by the Company based upon historical experience factors.  Warranty costs are accrued based upon actual units sold and historical failure rates.

Software revenues consist primarily of revenues from the sale of (i) NCD ThinPATH, (ii) NCD PC-Xware, the Company’s thin client software for PCs, and (iv) NCDware, the Company’s proprietary operating system software. Software revenues are recognized when the software license is sold and the software is delivered. The Company does not offer free software upgrades and because it provides 30-day complimentary telephone support for software, there is no undelivered element related to software sales.

Service revenues are generated from the sale of hardware service contracts. The Company’s Extended Warranty Program extends the Company’s three-year standard warranty, and its Express Exchange Program provides for the shipment of a replacement unit within 24 to 48 hours, upon customer request.  Service revenues are recognized ratably over the term of the hardware service contract. The Company’s deferred revenue includes all unrecognized service revenue.

Estimated reductions to revenue for sales and marketing programs including special price quotes, price protection, promotions and marketing development activities and other volume related incentives are recorded throughout the period and fluctuate based on market conditions.  If market conditions decline, then the Company may increase these incentives, which would result in additional declines in revenue.  The adjustments are charged to income in the period in which the information that gave rise to the adjustment becomes known.  An allowance for doubtful accounts is maintained for estimated losses that would result from the customers’ inability to make payments. Should the financial condition of the Company’s customers deteriorate, additions to the allowance account may be required, which would also result in additional decreases in revenue.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and potential common shares from stock options and warrants outstanding, when dilutive, using the treasury stock method. At March 31, 2002 and 2001 there were 5,953,421 and 4,630,381 options and warrants outstanding, respectively. There were also 750,000 shares of convertible preferred stock (convertible into 7,500,000 shares of common stock) outstanding at March 31, 2002. Such options, warrants and convertible preferred shares could potentially dilute earnings per share (“EPS”) in the future, but they were not included in the computation of diluted EPS because to do so would have been antidilutive for those periods The Company’s loss per share for the three months ended March 31, 2002 was less than $0.01.

Inventories

Inventories stated at the lower of standard costs, which approximates actual cost on a first-in, first-out basis, or market, consisted of (in thousands):

	March 31, 2002	December 31, 2001
Purchased components and sub-assemblies	$5,306	$5,838
Work in process	771	488
Finished goods	2,846	4,360
Reserve for obsolete inventory	(5,681)	(5,756)
	$3,242	$4,930

Interest and tax payments

Interest payments, primarily interest on notes payable, were approximately $215,000 and $145,000 for the three months ended March 31, 2002 and 2001, respectively.  Income tax payments, primarily taxes due in foreign jurisdictions, were approximately $0 and $36,000 for the three months ended March 31, 2002 and 2001, respectively.

Operating Segments and Major Customers

The company has one operating segment, sales of thin client hardware and software.

The percentages of total net revenues represented by sales to major customers are as follows:

	Three Months Ended March 31
	2002	2001
GTS Gral *	15%	9%
Ingram Micro	13%	2%
AKS Information Systems AB	11%	—
Alternative Technology	10%	1%
Tech Data	4%	19%
Adtcom	6%	15%

*      GTS Gral is a European reseller substantially owned by a director of the Company.  At March 31, 2002, the Company had approximately $1.2 million of accounts receivable from GTS Gral.

A substantial portion of the Company’s sales is to customers located outside the United States, primarily in Europe.  International revenues represent 57% and 43% of total revenue of the Company for each of the quarters ended March 31, 2002 and 2001.

Restructuring Charges

During the first quarter of 2002, the Company undertook restructuring actions involving a general reduction in workforce affecting all classes of employees and discontinuing development activities related to its ThinSTAR Product Line. Approximately 30 employees were terminated during the quarter. In connection with these actions, the Company recorded restructuring charges of $0.3 million consisting of expected cash charges for employee separation costs. Approximately $0.2 million remains unpaid and is included in accrued liabilities as of March 31, 2002. In addition, the Company is currently in the process of consolidating all of its U.S. operations into the Portland, Oregon facility and is also attempting to identify a subtenant for its Mountain View facility, which will be substantially vacated in May 2002.  The Company will continue to be obligated for the rent payments under the Mountain View lease until such time that a subtenant is found. Costs associated with this relocation have not been recognized as of the quarter ended March 31, 2002.  The total cost committed by the Company through the end of the lease term (February 2003) is approximately $512,000. Management expects the restructuring plan to be completed in the third quarter of 2002.

Notes Payable

In October 2001, a line of credit from Silicon Valley Bank (“SVB”) was obtained.  This line of credit entitled the Company to borrow amounts up to 60% of domestic accounts receivable and up to 60% of foreign accounts receivable from which the Company had secured credit insurance, in each case subject to certain eligibility requirements and compliance with specified financial covenants. The line of credit was secured by substantially all of the Company’s assets and bore interest at the rate of prime plus 2%. In connection with the line of credit, the Company issued warrants to SVB to purchase 650,000 shares of its Common Stock at a price of $.50 per share, expiring on October 29, 2006.

The line of credit was terminated in March 2002, and all amounts outstanding thereunder, totaling approximately $1.6 million were repaid at the time of the sale of the ThinSTAR Product Line. As of December 31, 2001, the total amount available and outstanding under the line of credit was $2,116,000.

The Company’s line of credit with Foothill Capital was terminated when the line of credit was obtained from SVB. As of the date of termination, the total amount outstanding under the line of credit was approximately $0.8 million and borrowings bore interest at a rate of prime plus 6.75%, including a covenant default rate of 4%, for a total of 12.75%.

In August 2000, an agreement was reached with SCI to convert $3.3 million of accounts payable to SCI into a 13-month convertible note (the “Convertible Note”). The Convertible Note bore interest at 6.5% per annum and each $1.00 of the outstanding principal was convertible into one share of Common Stock at any time during the term of the Convertible Note at $.75 per shares.  In August 2001, the Convertible Note was extended for an additional year (due September 30, 2002)) with an increase in the interest rate to 8% per annum, computed on the unpaid balance beginning October 1, 2001, and the conversion price was reduced to $.62 per share.

In October 2001, the Company concluded an agreement with SCI to convert an additional $1.0 million of accounts payable to them into a note which matures on September 29, 2002 and bears interest at a rate of 8% per annum.  The note is not convertible.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This discussion includes forward-looking statements, including but not limited to statements with respect to our future financial performance, operating results, plans and objectives. Actual results may differ materially from those currently anticipated depending upon a variety of factors, including those described below under the sub-heading, “Future Performance and Risk Factors.”

The following discussion should be read in conjunction with the unaudited condensed consolidated interim financial statements and notes thereto included in Part I—Item 1 of this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001, contained in our 2001 Annual Report on Form 10-K.

Historically, NCD has provided thin client hardware and software delivering simultaneous, high-performance, easy-to-manage and cost effective access to all of the information on enterprise intranets and the Internet from thin client, UNIX and PC desktops. Our hardware product lines have included the NCD ThinSTAR line of Windows-based terminals (“ThinSTAR Product Line”) and the NCD NC900 network computers. On the software side we offered the NCD ThinPATH family of client and server software, developed to enhance the connectivity, management and features of the NCD thin clients as well as PCs in accessing information and applications on Windows servers. Our thin clients, NCD ThinPATH software, and installation and support services have been a combination delivering a fully integrated desktop solution to companies seeking a low-cost, easy to manage, simple to use, high performance user experience. Since introducing our first product in 1989, we have installed over 1,000,000 thin clients worldwide.

In March 2002, we sold our ThinSTAR Product Line to Neoware Systems, Inc. (“Neoware”) for cash of up to $4.25 million.  The assets sold consisted of customer records, trademark rights and other intellectual property and contract rights used in the business of designing, developing and manufacturing the products sold. We recorded a net gain on this sale of approximately $3.45 million.  Included in the $4.25 million purchase price is $300,000 that is being held in an escrow to satisfy any indemnification claims that may arise and $250,000 that is contingent upon NCD meeting specified sales targets for ThinSTAR products in Europe, the Middle East and Africa. In connection with the acquisition, Neoware received an option to acquire NCD’s European operations which serve those markets. The $300,000 held in escrow has been recorded as deferred revenue until such time when all conditions of the escrow agreement are satisfied.  Also related to the sale, eleven NCD sales and support personnel subsequently joined Neoware.

Going forward, we will focus on our worldwide NCD ThinPATH software business while continuing to market our NCD NC900 Network Computer product line worldwide.  In addition, the ThinSTAR Product Line will continue to be available from us in Europe the Middle East and Africa under an OEM agreement with Neoware.  As a result, our European customer offerings for these markets will be essentially unchanged.

Recent Developments

Debt Financing Activities

In October 2001, we obtained a line of credit from Silicon Valley Bank (“SVB”).  This line of credit entitled us to borrow amounts up to 60% of our domestic accounts receivable and up to 60% of our foreign accounts receivable from which we had secured credit insurance, in each case subject to certain eligibility requirements and compliance with specified financial covenants. The line of credit was secured by substantially all of our assets and bore interest at the rate of prime plus 2%. In connection with the line of credit, we issued warrants to SVB to purchase 650,000 shares of our Common Stock at a price of $.50 per share, expiring on October 31, 2006.  In connection with the sale of our ThinSTAR Product Line, the line of credit was terminated in March 2002, and all amounts outstanding thereunder, totaling approximately $1.6 million were repaid. As of December 31, 2001, the total amount available and outstanding under the line of credit was $2,116,000.

In March 2000 we obtained a line of credit from Foothill Capital.  This line of credit provided us with up to $15 million in credit, subject to certain conditions related to our accounts receivable from time to time.  As a result of these conditions, the actual amount that was available under the line of credit ranged from $.20 million to $6.0 million.  Borrowings under the line of credit were secured by substantially all of our assets and initially bore interest at a rate of prime plus 0.75%.  The line of credit was amended several times prior to its termination.  In May 2001, the line of credit was amended to establish new financial covenants and eliminate the maximum ratio of borrowings against foreign accounts receivable.  Additionally, in May 2002, the line of credit was amended to modify the maturity date of the loan from March 30, 2003 to August 15, 2001, raise the interest rate from prime plus 0.75% to prime plus 2.75% and waive the early termination fee.  As of June 30, 2001, we were in default of the minimum EBITDA (Earnings Before Income Taxes, Depreciation and Amortization) covenant of $38,000 for the three-month period ended June 30, 2001.  In July 2001, the line of credit was further amended to reduce the maximum amount of the credit line from $15.0 million to $3.5 million.  In August 2001, the maximum credit line was further reduced to $3.25 million and the maturity date was extended to September 15, 2001 to provide additional time for SVB to complete its due diligence work and make a final determination regarding its preliminary proposal to extend a new revolving credit facility to us.

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

In August 2000, we concluded an agreement with SCI to convert $3.3 million of our accounts payable to SCI into a 13-month convertible note (the “Convertible Note”).  The Convertible Note bore interest at 6.5% per annum and each $1.00 of the outstanding principal was convertible into one share of our Common Stock at any time during the term of the Convertible Note.  In August 2001, the $3.3 million Convertible Note issued to SCI was extended for an additional year with an increase in the interest rate to 8% per annum, computed on the unpaid balance beginning October 1, 2001, and the conversion price was reduced to $.62 per share.

In October 2001, we concluded an agreement with SCI to convert an additional $1.0 million of our accounts payable to them into a note, which matures on September 29, 2002 and bears interest at a rate of 8% per annum.  This note is not convertible.

Equity Financing Activities

In October 2001, we received $2,000,000 in capital through a private placement of 530,000 shares of Series C Convertible Preferred Stock (“Series C Preferred”). The Series C Preferred shares were issued on November 13, 2001. The Series C Preferred shares are entitled to dividends of $.23 per annum, when and if declared by the Board of Directors and accrue semi-annually if not paid. No dividends have been declared.  Each share of the Series C Preferred is convertible into ten shares of Common Stock at the election of the holder, subject to the amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock by not less than 5,300,000 shares.  In connection with this private placement, the purchaser also received warrants to purchase 1,200,000 shares of Common Stock at $.50 per share.  The warrants expire on August 29, 2006.

Restructuring Activities

During the first quarter of 2002, we undertook restructuring actions involving a general reduction in workforce affecting all classes of employees and discontinuing development activities related to our ThinSTAR Product Line.  Approximately 30 employees were terminated during the quarter.  In connection with these actions, we recorded restructuring charges of $0.3 million for employee separation costs. Approximately $0.2 million remains unpaid and is included in accrued liabilities as of March 31, 2002. In addition, we are currently in the process of consolidating all of our U.S. operations into the Portland, Oregon facility. We are also attempting to identify a subtenant for our Mountain View facility, which will be substantially vacated in May 2002.  We will continue to be obligated for the rent payments under the Mountain View lease until such time that a subtenant is found. Costs associated with this relocation have not been recognized as of the quarter ended March 31, 2002. The total cost committed by the Company through the end of the lease term (February 2003) is approximately $512,000. Management expects the restructuring plan to be completed by the third quarter of 2002.

Other Recent Developments

In January 2002, we entered into a Settlement Agreement with Pencom Systems, Inc., a former customer who filed a lawsuit against us in March 2001, in the Superior Court of the State of California, County of Santa Clara, alleging among other things, that the products we delivered pursuant to our sales contract did not perform as required by the contract.  The complaint sought monetary damages in excess of $250,000. Pursuant to the settlement agreement we agreed to pay Pencom $90,000 in the form of a promissory note payable over 18 months beginning in April 2002.  The note bears no interest. As part of the settlement, we also agreed to issue the customer 75,000 shares of our Common Stock.

Results of Operations

Total Net Revenues

Total net revenues for the first three months of 2002 were $4.7 million, a decrease of 55% from 2001 first quarter net revenues of $10.5 million. Sales to GTS Gral, a related party, and Ingram Micro accounted for 15% and 13%, respectively, of net revenues in the first quarter of 2002.  Sales to Tech Data and Adtcom accounted for 19% and 15%, respectively, of net revenues in the first quarter of 2001.  The decrease in revenues is explained below.

Hardware Revenues

Hardware revenues consist primarily of revenues from the sale of thin client terminals and related peripheral equipment. Hardware revenues were $4.0 million for the first three months of 2002, a decrease of 54% from $8.7 million for the first three months of 2001. The decrease in hardware revenues was due to lower customer demand further aggravated by lower sales to distributors as we strove to reduce channel inventories of our NCD ThinSTAR units prior to the sale of that product line to Neoware in March 2002.

Software Revenues

Software products that are included in revenue for the periods presented are (i) NCD ThinPATH, (ii) NCD PC-Xware, our thin client software for PCs, and (iii) NCDware, our proprietary operating system software. Revenues from software were $0.5 million for the first three months of 2002, a decrease of 38% from $0.8 million for the first three months of 2001.  The decrease in software revenues resulted from the drop in sales of our related hardware products.

Service Revenues

Services revenues are generated from the sale of hardware service contracts.  Service revenues were $0.1 million for the first three months of 2002, a decrease of 90% from $1.0 million for the first three months of 2001. Service revenues have declined as a result of the decline in the purchase or renewal of long-term service contracts, as more customers are opting to purchase spare units with their initial orders to serve as replacements while damaged units are returned to us for repair under warranty.

Gross Margin on Hardware Revenues

Gross margin on hardware revenues represents revenues less cost of revenues related to hardware products. Our gross margins on hardware revenues were $0.3 million and $2.3 million for the first three months of 2002 and 2001, respectively. Our gross margin percentages on hardware revenues were 7% and 26% for the first three months of 2002 and 2001, respectively.  The reduction in hardware gross margins was primarily attributable to a significant increase in costs other than our direct standard product costs.  Low volume resulted in about $370,000 of unabsorbed production and distribution costs, and increases in our hardware inventory reserves amounted to $600,000.  Without these two large expenses, our gross margin percentages on hardware revenues would actually have increased over those of the prior year.

Gross Margin on Software Revenues

Gross margin on software revenues represents revenues less cost of revenues related to software products. Our gross margins on software revenues were $0.4 million and $0.5 million for the first three months of 2002 and 2001, respectively.  This decrease was across all product lines.  The reduction in gross margin dollars on software revenues was due to lower volume as our gross margin percentages on that revenue stream actually increased from 65% for the first three months of 2001 to 68% for the first three months of 2002.

Gross Margin on Service Revenues

Gross margin on service revenues represents revenues less cost of revenues related to services. Our gross margins on service revenues were $0.1 million and $0.6 million for the first three months of 2002 and 2001, respectively.    The reduction in gross margin dollars on service revenues was due to lower volume as gross margin percentages on service revenues increased modestly from 56% for the first three months of 2001 to 58% for the first three months of 2002.

Research and Development Expenses

Research and development (“R&D”) expenses consist principally of personnel expenses associated with employees engaged in hardware and software R&D. R&D expenses were $0.6 million for both the first three months of 2002 and 2001.

Marketing and Selling Expenses

Marketing and selling expenses consist principally of personnel expenses associated with our U.S. and European sales force, as well as a limited amount of marketing and promotional materials. Marketing and selling expenses were $2.0 million and $3.3 million for the first three months of 2002 and 2001, respectively representing a decrease of 41%. The decrease in 2002 resulted from the implementation of our cost reduction plans, including the closure of a number of our U.S. and foreign sales offices and a significant reduction in our marketing programs.

General and Administrative Expenses

General and administrative expenses (“G&A”) consist of executive, financing, human resources personnel expenses and expenses associated with outside professional services.  G&A expenses were $1.1 million for both the first three months of 2002 and 2001. G&A expenses also include $101,000 in amortization expense for intangible assets for the first three months of both 2002 and 2001.

Interest Expense, Net

Interest expense, net, was $215,000 and $145,000 for the first three months of 2002 and 2001, respectively. The change reflects a $70,000 increase in interest expense due to loan fees of $50,000 paid to SVB, the write off of prepaid loan fees of approximately $25,000 related to the terminated loan with SVB and the interest charges on the issuance of a $1.0 million note payable to SCI in September 2001.

Income Taxes

The provision for income taxes for the first three months of 2002 is for income taxes in foreign jurisdictions.  We continue to generate tax net operating loss carryforwards for the United States federal and state jurisdictions.  However, no deferred tax assets have been recognized in respect of these carryforwards because continued losses create uncertainty about our ability to generate sufficient taxable income to realize the related benefits.

Financial Condition

At March 31, 2002, we had total assets of $12.6 million, representing a decrease from $16.1 million at December 31, 2001. The change in total assets reflects decreases in accounts receivable of $0.3 million and inventory of $1.7 million. In the first quarter of 2002, accounts payable decreased by $1.9 million as a result of applying a portion of the proceeds from the sale of our ThinSTAR Product Line to reduce our accounts payable.  Reduced accounts receivable and inventory are a result of our reduced operations.

Capital Requirements

Capital equipment spending requirements for the remainder of 2002 is estimated at approximately $50,000.

Liquidity

As of March 31, 2002, we had cash totaling $0.6 million and $4.4 million in notes payable, consisting of $4.3 million in notes payable to SCI and $0.1 million in other debt. We also have negative working capital of approximately $2.2 million. Cash used in operations was $0.9 million in the first three months of 2002 compared to cash used in operations of $1.5 million for first three months of 2001.  In the first three months of 2002, the net loss of $38,000 was offset by decreases in accounts receivable of $1.7 million, inventories of $1.7 million, accounts payable of $1.9 million and increases of prepaid expenses of $0.4 million.  In the first three months of 2001, a net loss of $1.8 million was offset by a decrease in inventories of $1.3 million, prepaid expenses of $1.1 million, accounts payable of $1.0 million, accrued expenses of $0.7 million and deferred revenues of $0.7 million.

Cash provided by investing activities of $3.1 million in the first three months of 2002 resulted principally from the net proceeds from the sale of the ThinSTAR Product Line of $3.7 million.  Cash provided by investing activities of $0.5 million in the first three months of 2001 resulted from the maturity of short-term investments of $0.3 million and a reduction in other assets of $0.2 million.

Cash used in financing activities of $2.1 million in the first three months of 2002 reflects the proceeds of $5.4 million from borrowings under the line of credit and a principal reduction on the line of credit of $7.5 million. Cash proceeds from financing activities of $.4 million in the first three months of 2001 resulted from the net reduction of the outstanding balance under our line of credit of $1.1 million offset by the receipt of $1.5 million through the sale of convertible preferred stock.

On October 29, 2001, we secured a $5.0 million line of credit with Silicon Valley Bank (“SVB”). In March 2002, we paid off this line of credit with proceeds from the sale of our ThinSTAR Product Line.  The line was secured by substantially all of our assets and bore interest at a rate of prime plus 2%. Based on terms of the financing agreement and assuming that we were in compliance with specified financial covenants, we could borrow up to 60% of our domestic accounts receivable and up to 60% of our foreign accounts receivable in which we had secured credit insurance. As of December 31, 2001, the total amount available and outstanding to SVB was $2,116,000. In January 2002, we violated a covenant with SVB, which stopped further advances until a new agreement was concluded which reduced the maximum amount available to $2.0 million from the existing $5.0 million and reduced the advance rate on eligible domestic and foreign accounts receivable to 50% from the original 60%. Also, in connection with this line of credit, we issued warrants to SVB to purchase 650,000 shares of our Common Stock at a price of $.50 per share. The warrants expire on October 29, 2006.

Going forward, we believe that we will be required to obtain additional financing during the next three to six months in order to sustain our current operations. We are diligently pursuing both bank financing and potential equity investors. Furthermore, we believe that we will require additional financing of approximately $1.0 million in order to fund our operations during the next 12 months. However, no assurance can be given that additional financing will be available, or that if available, it will be available on the terms acceptable to our shareholders or us.  If adequate funds are not available to satisfy our short-term or long-term capital requirements we may be required to limit our operations significantly. Our financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our Board of Directors has not declared any dividends on our Series B or Series C Preferred Shares.  Accumulated dividends on those shares are approximately $163,000 at March 31, 2002.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires us to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. As of March 31, 2002, all intangible assets consist of customer lists, non-compete agreements, workforce and technology and continue to be amortized over 7 years.  We have no recorded goodwill at March 31, 2002.  In addition, we were not affected financially from our adoption of SFAS 141 and 142.

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

We expect that SFAS Nos. 143 and 144 will be adopted on their effective dates and that the adoption will not result in any material effects to our financial statements.

As of March 31, 2002, the net carrying amount of intangibles remaining after the purchase of the Network Displays Business unit of Tektronix in December 1998 was approximately $1.5 million. We believe there is no impairment at March 31, 2002 and will continue to monitor the value.

Future Performance and Risk Factors

Our future business, operating results and financial condition are subject to various risks and uncertainties, including those described below.

Liquidity

As of March 31, 2002, we had cash totaling $0.6 million and $4.4 million in notes payable, consisting of $4.3 million in notes payable to SCI and $0.1 million in other debt.

Going forward, we believe that we will be required to obtain additional financing during the next three to six months in order to sustain our current operations. We are pursuing both bank financing and potential equity investors. Furthermore, we believe that we will require additional financing of approximately $1.0 million in order to fund our operations during the next 12 months. However, no assurance can be given that additional financing will be available, or that if available, it will be available on the terms acceptable to our shareholders or us.  If adequate funds are not available to satisfy our short-term or long-term capital requirements we may be required to limit our operations significantly. Our financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Competition

The market for thin client products and similar products is characterized by rapidly changing technology and by evolving industry standards. We experience significant competition from other thin client manufacturers, from suppliers of personal computers and workstations and from software developers.

In the ThinSTAR Windows-based terminal market, our major competition has come from Wyse Technology, Inc., a larger company with well-established channels, and, more recently, Compaq Computer Corp.  As a full-fledged PC and server manufacturer, Compaq has been able to “bundle” its thin clients with other products and services to gain an advantage in certain larger sales opportunities.  To compete, we have relied heavily on our integrated hardware and software offerings, our networking core competency and our recognized product reliability.  We also formed marketing partnerships with other important desktop vendors. As competition in this market has intensified, we have responded by narrowing our focus and selling our Windows-based terminal product line to Neoware.

Our NCD ThinPATH family of products faces competition primarily from other terminal vendors that continually strive to enhance their network management software offerings. While we believe that our product features give us a competitive advantage, we believe the gap is narrowing and thus are seeking to add capabilities to our products to maintain our competitive edge.

NCD PC-Xware software products face direct competition from several software companies that offer similar products, including Hummingbird Communications, Ltd., a Canadian company, Visionware, a subsidiary of The Santa Cruz Operation, Inc., NetManage, Inc., and Walker, Ritchie, Quinn, a privately-held company.

NCD NC900 family of products faces direct competition from PCs that run a local X server, such as from Hummingbird Communications, Ltd.

In general, competition in the thin client computing market has intensified over the past few years, resulting in price reductions, reduced profit margins and increased efforts to maintain market share, which have adversely affected our operating results. In addition, intense competition from alternative desktop computing products, particularly PCs, has slowed the growth of the thin client computing market. We expect this intense competition to continue. There can be no assurance that we will be able to continue to compete successfully against current and future competitors as the desktop computer market evolves and competition increases.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to interest rate risks for our bank and vendor borrowing arrangements. Because of the short-term maturities of these instruments, a 100 basis point change in related interest rates would not have a material effect on their fair value.

Effective January 2001 all of our international sales are denominated in U.S. dollars. We have minimal Euro denominated accounts receivable as of March 31, 2002 which are subject to exchange rate fluctuations when the customer pays in Euros. This will affect our operating results negatively or positively, depending on the value of the U.S. dollar against the Euro.

NETWORK COMPUTING DEVICES, INC.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a)   The following is a list of exhibits filed as part of this Report on Form 10-Q.  Where indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

2.1†(1)	Asset Purchase Agreement, dated March 22, 2002, by and between Network Computing Devices, Inc. and Neoware Systems, Inc.

4.3	Amended Certificate of Designations, Preferences and rights of the Series B, Series B1, Series C, Series C1 and Series D Preferred Stock

10.72(1)	Limited Waiver and Amendment to Loan Documents, dated March 4, 2002, by and between Network Computing Devices, Inc. and Silicon Valley Bank.

10.731(1)	Asset Purchase Agreement, dated March 22, 2002, by and between Network Computing Devices, Inc. and Neoware Systems, Inc. (Reference is made to Exhibit 2.1)

10.741(1)	OEM Supply Agreement, dated March 22, 2002, by and between Network Computing Devices, Inc. and Neoware Systems, Inc.

10.75(1)	Non-Competition and Confidentiality Agreement, dated March 22, 2002, by and between Network Computing Devices, Inc. and Neoware Systems, Inc.

_______________

†                                    Confidential treatment has been requested as to a portion of this exhibit.

(1)                            Incorporated by reference to identically numbered exhibit to Registrant’s Form 10-K for the year ended December 31, 2001.

        (b)   The Company filed no reports on Form 8-K during the three-month period ended March 31, 2002.

NETWORK COMPUTING DEVICES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Network Computing Devices, Inc. (Registrant)

Date: May 24, 2002

	By:	/s/ Rudolph G. Morin
Rudolph G. Morin
Chief Financial Officer and Secretary
(Duly Authorized and Principal Financial and Accounting Officer)